Form 10-Q
period 2022-09-30
Pediatrix Medical Group, Inc.
filed 2022-11-03
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On October 28, 2022, the registrant had outstanding 83,069,757 shares of Common Stock, par value $.01 per share.

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$8,668	$387,391
Short-term investments	91,396	99,715
Accounts receivable, net	294,351	301,775
Prepaid expenses	9,664	18,538
Income taxes receivable	9,729	14,249
Other current assets	9,899	18,896
Total current assets	423,707	840,564
Property and equipment, net	71,656	70,154
Goodwill	1,532,092	1,505,430
Intangible assets, net	19,534	21,565
Operating and finance lease right-of-use assets	69,346	65,461
Deferred income tax assets	97,899	88,344
Other assets	117,723	131,028
Total assets	$2,331,957	$2,722,546
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$306,460	$394,118
Current portion of long-term debt and finance lease liabilities	14,919	2,490
Current portion of operating lease liabilities	22,654	19,684
Income taxes payable	7,661	11,074
Total current liabilities	351,694	427,366
Line of credit	95,000	—
Long-term debt and finance lease liabilities, net	636,004	1,002,258
Long-term operating lease liabilities	45,559	41,396
Long-term professional liabilities	262,626	271,093
Deferred income tax liabilities	39,904	41,409
Other liabilities	42,503	42,332
Total liabilities	1,473,290	1,825,854
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 83,006 and 86,423 shares issued and outstanding, respectively	830	864
Additional paid-in capital	980,659	1,049,696
Accumulated other comprehensive (loss) income	(4,100)	1,317
Retained deficit	(118,722)	(155,390)
Total Pediatrix Medical Group, Inc. shareholders’ equity	858,667	896,487
Noncontrolling interest	—	205
Total equity	858,667	896,692
Total liabilities and equity	$2,331,957	$2,722,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$489,915	$492,949	$1,458,177	$1,412,661
Operating expenses:
Practice salaries and benefits	342,850	328,759	1,016,762	964,806
Practice supplies and other operating expenses	31,857	26,122	90,189	72,516
General and administrative expenses	57,888	66,892	180,340	204,376
Gain on sale of building	—	—	—	(7,280)
Depreciation and amortization	8,956	8,151	26,500	24,288
Transformational and restructuring related expenses	977	4,232	7,736	19,042
Total operating expenses	442,528	434,156	1,321,527	1,277,748
Income from operations	47,387	58,793	136,650	134,913
Investment and other income	617	1,686	2,336	11,829
Interest expense	(9,516)	(17,595)	(29,743)	(52,119)
Loss on early extinguishment of debt	—	—	(57,016)	(14,532)
Equity in earnings of unconsolidated affiliate	371	550	1,319	1,622
Total non-operating expenses	(8,528)	(15,359)	(83,104)	(53,200)
Income from continuing operations before income taxes	38,859	43,434	53,546	81,713
Income tax provision	(10,051)	(11,594)	(14,982)	(14,002)
Income from continuing operations	28,808	31,840	38,564	67,711
Income (loss) from discontinued operations, net of tax	1,920	(1,052)	(1,892)	15,716
Net income	30,728	30,788	36,672	83,427
Net loss attributable to noncontrolling interest	—	7	4	21
Net income attributable to Pediatrix Medical Group, Inc.	$30,728	$30,795	$36,676	$83,448
Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.35	$0.37	$0.46	$0.80
Diluted	$0.35	$0.37	$0.45	$0.79
Income (loss) from discontinued operations:
Basic	$0.02	$(0.01)	$(0.02)	$0.18
Diluted	$0.02	$(0.01)	$(0.02)	$0.18
Net income attributable to Pediatrix Medical Group, Inc.:
Basic	$0.37	$0.36	$0.44	$0.98
Diluted	$0.37	$0.36	$0.43	$0.97
Weighted average common shares:
Basic	82,126	85,065	84,122	84,754
Diluted	82,776	86,096	84,821	85,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Deficit[1]	Equity
2022
Balance at January 1, 2022	86,423	$864	$1,049,696	$1,317	$(155,185)	896,692
Net loss	—	—	—	—	(21,188)	(21,188)
Dissolution of and net loss attributable to noncontrolling interest (1)	—	—	10	—	(213)	(203)
Unrealized holding loss on investments, net of tax	—	—	—	(2,668)	—	(2,668)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	50	—	1,174	—	—	1,174
Issuance of restricted stock	766	8	(8)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	4,435	—	—	4,435
Repurchased common stock	(50)	—	(1,166)	—	—	(1,166)
Balance at March 31, 2022	87,184	$872	$1,054,141	$(1,351)	$(176,586)	$877,076
Net income	—	—	—	—	27,136	27,136
Unrealized holding loss on investments, net of tax	—	—	—	(1,234)	—	(1,234)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	82	1	1,663	—	—	1,664
Issuance of restricted stock	74	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	5,186	—	—	5,186
Repurchased common stock	(3,275)	(33)	(64,365)	—	—	(64,398)
Balance at June 30, 2022	84,060	$841	$996,624	$(2,585)	$(149,450)	$845,430
Net income	—	—	—	—	30,728	30,728
Unrealized holding loss on investments, net of tax	—	—	—	(1,515)	—	(1,515)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	74	1	1,380	—	—	1,381
Issuance of restricted stock	1	—	—	—	—	—
Forfeitures of restricted stock	(8)	(1)	1	—	—	—
Stock-based compensation expense	—	—	4,120	—	—	4,120
Repurchased common stock	(1,121)	(11)	(21,466)	—	—	(21,477)
Balance at September 30, 2022	83,006	$830	$980,659	$(4,100)	$(118,722)	$858,667
2021
Balance at January 1, 2021	85,593	$856	$1,029,453	$3,530	$(286,122)	$747,717
Net income	—	—	—	—	17,642	17,642
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(8)	(8)
Unrealized holding loss on investments, net of tax	—	—	—	(1,133)	—	(1,133)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	52	—	1,042	—	—	1,042
Issuance of restricted stock	660	7	(7)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	3,717	—	—	3,717
Repurchased common stock	(82)	(1)	(1,993)	—	—	(1,994)
Balance at March 31, 2021	86,210	$862	$1,032,212	$2,397	$(268,488)	$766,983
Net income	—	—	—	—	35,011	35,011
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(6)	(6)
Unrealized holding gain on investments, net of tax	—	—	—	116	—	116
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	71	1	1,535	—	—	1,536
Issuance of restricted stock	69	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	(1)	1	—	—	—
Stock-based compensation expense	—	—	5,735	—	—	5,735
Repurchased common stock	(8)	—	(251)	—	—	(251)
Balance at June 30, 2021	86,337	$863	$1,039,231	$2,513	$(233,483)	$809,124
Net income	—	—	—	—	30,795	30,795
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(7)	(7)
Unrealized holding gain on investments, net of tax	—	—	—	(290)	—	(290)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	148	2	3,032	—	—	3,034
Stock-based compensation expense	—	—	5,495	—	—	5,495
Repurchased common stock	(83)	(1)	(2,473)	—	—	(2,474)
Balance at September 30, 2021	86,402	$864	$1,045,285	$2,223	$(202,695)	$845,677

(1)
Net loss component is presented within retained deficit on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$36,676	$83,448
Loss (income) from discontinued operations	1,892	(15,716)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,500	24,288
Amortization of premiums, discounts and issuance costs	1,346	3,520
Loss on early extinguishment of debt	57,016	14,532
Stock-based compensation expense	12,891	14,947
Deferred income taxes	(8,702)	(30,191)
Other	(2,379)	(1,639)
Gain on sale of building	—	(7,280)
Changes in assets and liabilities:
Accounts receivable	(501)	(42,027)
Prepaid expenses and other current assets	22,709	26,391
Other long-term assets	11,160	9,412
Accounts payable and accrued expenses	(76,439)	(5,316)
Income taxes	799	(16,391)
Long-term professional liabilities	7,360	557
Other liabilities	(10,309)	(19,817)
Net cash provided by operating activities – continuing operations	80,019	38,718
Net cash used in operating activities - discontinued operations	(11,764)	(6,217)
Net cash provided by operating activities	68,255	32,501
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(28,167)	(19,550)
Purchases of investments	(14,938)	(11,431)
Proceeds from maturities or sales of investments	15,889	15,495
Purchases of property and equipment	(20,650)	(29,081)
Proceeds from sale of building	—	24,728
Strategic investments	—	(20,000)
Other	2,153	—
Net cash used in investing activities – continuing operations	(45,713)	(39,839)
Net cash provided by investing activities - discontinued operations	—	2,350
Net cash used in investing activities	(45,713)	(37,489)
Cash flows from financing activities:
Borrowings on revolving credit line	674,500	—
Payments on revolving credit line	(579,500)	—
Payments on term loan	(6,250)	—
Redemption of senior notes, including call premium	(1,046,880)	(759,848)
Proceeds from senior notes and term loan	650,000	—
Payments for financing costs	(8,621)	—
Payments on finance lease obligations	(2,176)	(1,796)
Proceeds from issuance of common stock	4,220	5,611
Repurchases of common stock	(87,041)	(4,719)
Other	483	(189)
Net cash used in financing activities – continuing operations	(401,265)	(760,941)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(401,265)	(760,941)
Net decrease in cash and cash equivalents	(378,723)	(765,929)
Cash and cash equivalents at beginning of period	387,391	1,123,843
Cash and cash equivalents at end of period	$8,668	$357,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

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

2. Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company's affiliated clinicians. Beginning in mid-March 2020 and throughout the second quarter of 2020, the Company's operating results were significantly impacted by COVID-19, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants in 2021 or thus far in 2022. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, the Company is unable to predict the ultimate impact of COVID-19 on its business, financial condition, results of operations, cash flows and the trading price of its securities at this time.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations recognized an aggregate of $11.4 million and $7.7 million during the nine months ended September 30, 2022 and 2021, respectively.

3. Cash Equivalents and Investments:

As of September 30, 2022 and December 31, 2021, the Company's cash equivalents consisted entirely of money market funds totaling $2.2 million and $2.4 million, respectively.

Investments held are all classified as current and at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Corporate securities	$62,090	$72,964
Municipal debt securities	14,320	13,215
U.S. Treasury securities	7,747	5,205
Certificates of deposit	3,701	4,404
Federal home loan securities	3,538	3,927
	$91,396	$99,715

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value
	Fair Value Category	September 30, 2022	December 31, 2021
Assets:
Money market funds	Level 1	$2,178	$2,442
Short-term investments	Level 2	91,396	99,715
Mutual Funds	Level 1	13,650	18,542

The following table presents information about the Company’s financial instruments that are not carried at fair value at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2027 Notes	$-	$-	$1,000,000	$1,047,190
2030 Notes	$400,000	$328,000	$-	$-

The Company redeemed the full principal balance of its 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments.

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Gross accounts receivable	$1,499,499	$1,393,584
Allowance for contractual adjustments and uncollectibles	(1,205,148)	(1,091,809)
	$294,351	$301,775

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net patient service revenue	$421,085	$432,854	$1,245,627	$1,226,866
Hospital contract administrative fees	67,418	59,491	196,425	175,462
Other revenue	1,412	604	16,125	10,333
	$489,915	$492,949	$1,458,177	$1,412,661

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contracted managed care	65%	69%	67%	69%
Government	28	26	26	25
Other third-parties	5	3	5	4
Private-pay patients	2	2	2	2
	100%	100%	100%	100%

6. Business Combinations and Discontinued Operations:

Business Combinations

During the nine months ended September 30, 2022, the Company completed the acquisition of one multi-location pediatric urgent care practice and one pediatric gastroenterology and gynecology practice for total consideration of $31.3 million, of which $26.5 million was paid in cash at closing and $4.8 million is recorded as contingent consideration liabilities. These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services and particularly its entry into the pediatric primary and urgent care service line. In connection with these acquisitions, the Company recorded tax deductible goodwill of $26.7 million, other intangible assets consisting primarily of physician and hospital agreements of $2.3 million, fixed assets of $2.2 million and other non-current assets of $0.1 million.

Discontinued Operations

The Company divested its anesthesiology services medical group in May 2020. During the nine months ended September 30, 2022, the Company recorded a net increase to the loss on sale of $0.9 million, primarily for certain transaction related true ups. During the nine months ended September 30, 2021, the Company recorded a net decrease to the loss on sale of $19.0 million. The decrease to the loss on sale during the nine months ended September 30, 2021 primarily related to an adjustment to the sales proceeds and book values of net assets sold resulting from a mutual agreement between the buyer and seller to treat a portion of the divestiture as an asset sale for tax purposes and the disposal of the single anesthesia practice that remained after the divestiture of the anesthesiology medical group in May 2020. The net changes to the loss on sale are reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 as relevant.

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

The Company divested its radiology services medical group in December 2020. During the nine months ended September 30, 2022 and 2021, the Company recorded net increases of $1.0 million and $3.3 million to the loss on sale, respectively, primarily for certain transaction related true ups, with the loss for the nine months ended September 30, 2022 representing the Company's best estimate of the final working capital true up that is expected to be settled during 2022. The net changes to the loss on sale are reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 as relevant.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$27,136	$36,645
Accrued salaries and incentive compensation	142,515	213,974
Accrued payroll taxes and benefits	37,191	34,994
Accrued professional liabilities	32,072	37,729
Accrued interest	3,520	29,052
Accrued contingent consideration	2,022	—
Other accrued expenses	62,004	41,724
	$306,460	$394,118

The net decrease in accrued salaries and incentive compensation of $71.5 million, from December 31, 2021 to September 30, 2022, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2022. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

Also in connection with the Redemption, the Company amended and restated its credit agreement (the “Credit Agreement”), and such amendment and restatement (the "Credit Agreement Amendment"), concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

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

At September 30, 2022, the Company had an outstanding principal balance on the Amended Credit Agreement of $338.8 million, composed of $243.8 million under the Term A Loan and $95.0 million under the Revolving Credit Line. The Company had $355.0 million available on its Amended Credit Agreement at September 30, 2022.

At September 30, 2022, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding	82,126	85,065	84,122	84,754
Weighted average number of dilutive common share equivalents	650	1,031	699	1,005
Weighted average number of common and common equivalent shares outstanding	82,776	86,096	84,821	85,759
Antidilutive securities not included in the diluted net income per common share calculation	1	1	273	10

10. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2022, the Company granted 0.8 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2022, the Company had 9.2 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2022, approximately 0.3 million shares were issued under the ESPP. At September 30, 2022, the Company had approximately 2.6 million shares reserved for issuance under the ESPP. At September 30, 2022, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $4.1 million and $12.9 million and $5.5 million and $15.0 million, respectively.

11. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the nine months ended September 30, 2022.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $94.0 million remained available for repurchase as of December 31, 2021. Under this share repurchase program, during the nine months ended September 30, 2022, the Company purchased 4.4 million shares of its common stock for $87.0 million, including an immaterial number of shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

12. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2022 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies, primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology, pediatric urology services and pediatric primary and urgent care.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations recognized an aggregate of $11.4 million and $7.7 million of CARES Act relief within miscellaneous revenue during the nine months ended September 30, 2022 and 2021, respectively.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2022, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) increased as compared to the three months ended September 30, 2021. We could experience additional shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance or if there are additional impacts from COVID-19 or its variants. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the U.S. Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. Democratic attorneys general and the House appealed the Fifth Circuit’s decision to the United States Supreme Court. On March 2, 2020, the United States Supreme Court agreed to hear the case, styled California v. Texas, during the 2020-21 term. Oral arguments took place on November 2, 2020 and on June 17, 2021, the Court held that the plaintiffs lacked standing to challenge the ACA. Notwithstanding the United States Supreme Court's ruling, we cannot say for certain whether there will be future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings could have a material impact on our business.

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

“Surprise” Billing Legislation

In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not in network with the patient’s insurer (the “No Surprises Act" or the "NSA"). Effective January 1, 2022, if the patient’s insurance plan is subject to the NSA, providers are not permitted to send patients an unexpected or “surprise” medical bill that arises from out-of-network emergency care provided at an out-of-network facility or at in-network facilities by out-of-network providers and out-of-network nonemergency care provided at in-network facilities without the patient’s informed consent. Many states have legislation on this topic and will continue to modify and review their laws pertaining to surprise billing.

Under the NSA, patients are only required to pay the in-network cost-sharing amount, which has been determined through an established regulatory formula and will count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. Providers will generally not be permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider will only be permitted to bill a patient more than the in-network cost-sharing amount for care if the provider gives the patient notice of the provider’s network status and delivers to the patient or their health plan an estimate of charges within certain specified timeframes, and obtains the patient’s written consent prior to the delivery of care. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties.

Also under the NSA, out of network providers will be paid an amount determined by the patient’s insurer for services rendered in the emergency care setting; if a provider is not satisfied with the amount paid for the services, the provider can pursue recourse through an independent dispute resolution ("IDR") process. These IDR results will bind both the provider and payor for a 90-day period. In August 2022, the United States Department of Health and Human Services, Department of Labor and Department of Treasury (the “Departments”) issued their final rule and corresponding guidance implementing certain portions of the IDR process under the NSA. The Departments plan to publish additional rules and guidance in the coming months and years. Certain IDR-related provisions of the NSA are being challenged in courts by provider groups, and the result of this litigation may alter portions of the law. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization ("Adjusted EBITDA") from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three and nine months ended September 30, 2022 and 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the loss on the early extinguishment of debt and the gain on sale of a building for relevant periods.

We believe these measures, in addition to income from continuing operations, net income and diluted net income from continuing operations per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies.

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and nine months ended September 30, 2022 and 2021, refer to the tables below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from continuing operations attributable to Pediatrix Medical Group, Inc.	$28,808	$31,847	$38,568	$67,732
Interest expense	9,516	17,595	29,743	52,119
Gain on sale of building	—	—	—	(7,280)
Loss on early extinguishment of debt	—	—	57,016	14,532
Income tax provision	10,051	11,594	14,982	14,002
Depreciation and amortization expense	8,956	8,151	26,500	24,288
Transformational and restructuring related expenses	977	4,232	7,736	19,042
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$58,308	$73,419	$174,545	$184,435

	Three Months Ended September 30,
	2022		2021
Weighted average diluted shares outstanding	82,776		86,096
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$28,808	$0.35	$31,847	$0.37
Adjustments (1):
Amortization (net of tax of $554 and $583)	1,662	0.02	1,749	0.02
Stock-based compensation (net of tax of $1,030 and $1,374)	3,090	0.03	4,121	0.05
Transformational and restructuring expenses (net of tax of $244 and $1,058)	733	0.01	3,174	0.03
Net impact from discrete tax events	(1,083)	(0.01)	(901)	(0.01)
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$33,210	$0.40	$39,990	$0.46

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021
Weighted average diluted shares outstanding	84,821		85,759
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$38,568	$0.45	$67,732	$0.79
Adjustments (1):
Amortization (net of tax of $1,635 and $2,049)	4,907	0.06	6,149	0.07
Stock-based compensation (net of tax of $3,223 and $3,737)	9,668	0.12	11,210	0.13
Transformational and restructuring expenses (net of tax of $1,934 and $4,760)	5,802	0.07	14,282	0.16
Gain on sale of building (net of tax of $1,820)	—	—	(5,460)	(0.06)
Loss on early extinguishment of debt (net of tax of $14,254 and $3,633)	42,762	0.50	10,899	0.13
Net impact from discrete tax events	(297)	—	(9,484)	(0.11)
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$101,410	$1.20	$95,328	$1.11

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the nine months ended September 30, 2022 and 2021.

Results of Operations

Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021

Our net revenue attributable to continuing operations was $489.9 million for the three months ended September 30, 2022, as compared to $492.9 million for the same period in 2021. The decrease in revenue of $3.0 million, or 0.6%, was primarily attributable to a decrease in same-unit revenue, partially offset by increases in revenue from net acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue decreased by $15.5 million, or 3.2%. The decrease in same-unit net revenue was comprised of a decrease of $17.2 million, or 3.5%, from net reimbursement-related factors, partially offset by an increase of $1.7 million, or 0.3%, related to patient service volumes. The increase in revenue from patient service volumes was related to increases in other services, primarily newborn nursery, maternal-fetal medicine and pediatric cardiology services, partially offset by modest declines in neonatology. The net decrease in revenue related to net reimbursement-related factors was primarily due to a decrease in revenue resulting from certain revenue cycle management transition activities and an increase in the percentage of our patients being enrolled in GHC programs, partially offset by increases in revenue from contract and administrative fees received from our hospital partners.

Practice salaries and benefits attributable to continuing operations increased $14.1 million, or 4.3%, to $342.9 million for the three months ended September 30, 2022, as compared to $328.8 million for the same period in 2021. Of the $14.1 million increase, $21.2 million was related to salaries, driven by increases in our existing units as well as from acquisitions, partially offset by a decrease of $7.1 million related to benefits and incentive compensation, reflecting lower incentive compensation expense at our existing units based on operating results.

Practice supplies and other operating expenses attributable to continuing operations increased $5.7 million, or 22.0%, to $31.8 million for the three months ended September 30, 2022, as compared to $26.1 million for the same period in 2021. The increase was primarily attributable to practice supply, rent and other costs related to our existing units, including increases in professional services expense and operational taxes as compared to the prior year period as well as increases due to acquisition related activity.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $57.9 million for the three months ended September 30, 2022, as compared to $66.9 million for the same period in 2021. The net decrease of $9.0 million was primarily related to salaries and benefit cost reductions from net staffing reductions, lower incentive compensation expense based on operating results and a net savings in revenue cycle management expenses. General and administrative expenses as a percentage of net revenue was 11.8% for the three months ended September 30, 2022, as compared to 13.6% for the same period in 2021.

Transformational and restructuring related expenses attributable to continuing operations were $1.0 million for the three months ended September 30, 2022, as compared to $4.2 million for the same period in 2021. The decrease of $3.2 million reflects reductions in contract termination costs and consulting fees during the third quarter of 2022 as compared to the prior year period.

Depreciation and amortization expense attributable to continuing operations was $9.0 million for the three months ended September 30, 2022, as compared to $8.2 million for the same period in 2021. The net increase of $0.8 million was primarily related to net increases in acquisition related depreciation and amortization expense as well as a net increase at existing units.

Income from operations attributable to continuing operations decreased $11.4 million, or 19.4%, to $47.4 million for the three months ended September 30, 2022, as compared to $58.8 million for the same period in 2021. Our operating margin was 9.7% for the three months ended September 30, 2022, as compared to 11.9% for the same period in 2021. The decrease in our operating margin was primarily due to net unfavorable impacts in our same-unit results from lower same-unit revenue and higher overall operating expenses. Excluding transformation and restructuring related expenses, our income from operations attributable to continuing operations was $48.4 million and $63.0 million, and our operating margin was 9.9% and 12.8% for the three months ended September 30, 2022 and 2021, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $8.5 million for the three months ended September 30, 2022, as compared to $15.4 million for the same period in 2021. The net decrease in non-operating expenses was primarily related to a decrease in interest expense resulting from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022, partially offset by the interest expense related to the issuance of 5.375% senior unsecured notes due 2030 (the "2030 Notes") in February 2022 and a decrease in other income of $1.1 million, primarily related to the cessation of transition services provided to one of the buyers of our divested medical groups.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 25.9% for the three months ended September 30, 2022 as compared to 26.7% for the three months ended September 30, 2021. The third quarter 2022 and 2021 tax rates include net discrete tax benefits of $1.1 million and $0.9 million, respectively. After excluding discrete tax impacts during the three months ended September 30, 2022 and 2021, our effective income tax rate was 28.7% and 28.8%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Income from continuing operations attributable to Pediatrix Medical Group, Inc. was $28.8 million for the three months ended September 30, 2022, as compared to $31.8 million for the same period in 2021. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $58.3 million for the three months ended September 30, 2022, as compared to $73.4 million for the same period in 2021. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results from lower same-unit revenue and higher overall operating expenses.

Diluted income from continuing operations per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.35 on weighted average shares outstanding of 82.8 million for the three months ended September 30, 2022, as compared to $0.37 on weighted average shares outstanding of 86.1 million for the same period in 2021. Adjusted EPS from continuing operations was $0.40 for the three months ended September 30, 2022, as compared to $0.46 for the same period in 2021. The decrease in weighted average shares outstanding resulted from the share repurchases completed during 2022.

Income from discontinued operations, net of tax, was $1.9 million for the three months ended September 30, 2022, as compared to loss of $1.1 million for the same period in 2021. Diluted income from discontinued operations per common and common equivalent share was $0.02 for the three months ended September 30, 2022, as compared to diluted loss of $0.01 for the three months ended September 30, 2021.

Net income attributable to Pediatrix Medical Group, Inc. was $30.7 million for the three months ended September 30, 2022, as compared to $30.8 million for the same period in 2021. Diluted net income per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.37 for the three months ended September 30, 2022, as compared to $0.36 for the same period in 2021.

Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021

Our net revenue attributable to continuing operations was $1.46 billion for the nine months ended September 30, 2022, as compared to $1.41 billion for the same period in 2021. The increase in revenue of $45.5 million, or 3.2%, was primarily attributable to increases in revenue from net acquisitions, partially offset by a decrease in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue decreased by $21.3 million, or 1.6%. The decrease in same-unit net revenue was comprised of a decrease of $36.8 million, or 2.7%, from net reimbursement-related factors, partially offset by an increase of $15.5 million, or 1.1%, related to patient service volumes. The net decrease in revenue related to net reimbursement-related factors was primarily due to a decrease in revenue related to certain revenue cycle management transition activities and a decrease in revenue resulting from an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by increases in revenue from contract and administrative fees received from our hospital partners and CARES Act relief. The increase in revenue from patient service volumes was related to increases across almost all our hospital-based and office-based women’s and children’s services.

Practice salaries and benefits attributable to continuing operations increased $52.0 million, or 5.4%, to $1.02 billion for the nine months ended September 30, 2022, as compared to $964.8 million for the same period in 2021. Of the $52.0 million increase, $61.9 million was related to salaries, driven by increases from acquisitions as well as in our existing units, as well as increases in benefit costs attributable to the increase in salaries expenses. These increases were partially offset by a decrease of $9.9 million related to benefits and incentive compensation, reflecting lower incentive compensation expense based on operating results.

Practice supplies and other operating expenses attributable to continuing operations increased $17.7 million, or 24.4%, to $90.2 million for the nine months ended September 30, 2022, as compared to $72.5 million for the same period in 2021. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions as well as increases in the same categories but to a lesser extent at our existing units.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $180.3 million for the nine months ended September 30, 2022, as compared to $204.4 million for the same period in 2021. The net decrease of $24.1 million was primarily related to a net savings in revenue cycle management expenses, salaries and benefit cost reductions from net staffing reductions, lower incentive compensation expense based on operating results and lower professional fees, primarily legal expenses. General and administrative expenses as a percentage of net revenue was 12.4% for the nine months ended September 30, 2022, as compared to 14.5% for the same period in 2021.

Gain on sale of building was $7.3 million for the nine months ended September 30, 2021 and resulted from the sale of our secondary corporate office building during the second quarter of 2021.

Transformational and restructuring related expenses attributable to continuing operations were $7.7 million for the nine months ended September 30, 2022, as compared to $19.0 million for the same period in 2021. The decrease of $11.3 million reflects a decrease in contract termination costs and lower consulting fees with the expenses during the nine months ended September 30, 2022 primarily for position eliminations.

Depreciation and amortization expense attributable to continuing operations was $26.5 million for the nine months ended September 30, 2022, as compared to $24.3 million for the same period in 2021. The increase of $2.2 million was primarily related to an increase in depreciation expense at our existing units and for acquisitions, partially offset by lower amortization expenses related to intangible assets at our existing units and for acquisitions.

Income from operations attributable to continuing operations increased $1.8 million, or 1.3%, to $136.7 million for the nine months ended September 30, 2022, as compared to $134.9 million for the same period in 2021. Our operating margin was 9.4% for the nine months ended September 30, 2022, as compared to 9.6% for the same period in 2021. The slight decrease in our operating margin was primarily due to lower same-unit revenue and net increases in overall operating expenses, partially offset by favorable impacts from net acquisitions. Excluding the transformation and restructuring related expenses and gain on sale of building, our income from operations attributable to continuing operations was $144.4 million and $146.7 million, and our operating margin was 9.9% and 10.4% for the nine months ended September 30, 2022 and 2021, respectively. We believe excluding the impacts from the transformational and restructuring related activity as well as the gain on sale of building provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $83.1 million for the nine months ended September 30, 2022, as compared to $53.2 million for the same period in 2021. The net increase in non-operating expenses was primarily related to increase of $42.5 million in loss on early extinguishment of debt from the redemption of our 2027 Notes in February 2022 as compared to the loss associated with the redemption of our 2023 Notes in January 2021. In addition, there was a decrease in other income of $9.5 million for the nine months ended September 30, 2022, as compared to the same period in 2021, related to the transition services provided to the buyers of our divested medical groups. Overall, during the nine months ended September 30, 2022, a net increase to non-operating expense of $29.9 million from the loss on early extinguishment of debt and lower other income was partially offset by a decrease of $22.4 million in interest expense related to the issuance of the 2030 Notes, as compared to the interest expense on the 2027 Notes.

Our effective income tax rate was 28.0% for the nine months ended September 30, 2022 compared to 17.1% for the nine months ended September 30, 2021. Discrete tax impacts during the nine months ended September 30, 2022 were nominal. The tax rate for the nine months ended September 30, 2021 includes a net discrete tax benefit of $9.5 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refunds at the 35% federal tax rate. After excluding discrete tax impacts, for the nine months ended September 30, 2022 and 2021, our tax rate was 28.5% and 28.7%, respectively. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate.

Income from continuing operations attributable to Pediatrix Medical Group, Inc. was $38.6 million for the nine months ended September 30, 2022, as compared to $67.7 million for the same period in 2021. Adjusted EBITDA from continuing operations was $174.5 million for the nine months ended September 30, 2022, as compared to $184.4 million for the same period in 2021. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results from lower same-unit revenue and higher overall operating expenses.

Diluted income from continuing operations per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.45 on weighted average shares outstanding of 84.8 million for the nine months ended September 30, 2022, as compared to diluted income per share of $0.79 on weighted average shares outstanding of 85.8 million for the same period in 2021. Adjusted EPS from continuing operations was $1.20 for the nine months ended September 30, 2022, as compared to $1.11 for the same period in 2021. The decrease in weighted average shares outstanding resulted from the share repurchases completed during 2022.

Loss from discontinued operations, net of tax, was $1.9 million for the nine months ended September 30, 2022, as compared to income of $15.7 million for the same period in 2021. Diluted loss from discontinued operations per common and common equivalent share was $0.2 for the nine months ended September 30, 2022, as compared to diluted income per share of $0.18 for the same period in 2021.

Net income attributable to Pediatrix Medical Group, Inc. was $36.7 million for the nine months ended September 30, 2022, as compared to $83.4 million for the same period in 2021. Diluted net income per common and common equivalent share was $0.43 for the nine months ended September 30, 2022, as compared to $0.97 for the same period in 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had $8.7 million of cash and cash equivalents attributable to continuing operations as compared to $387.4 million at December 31, 2021. Additionally, we had working capital attributable to continuing operations of $72.0 million at September 30, 2022, a decrease of $341.2 million from working capital of $413.2 million at December 31, 2021. The net decrease in working capital is primarily due to the redemption of the 2027 Notes in February 2022, partially offset by the issuance of the 2030 Notes also in February 2022.

Cash Flows from Continuing Operations

Cash provided from (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating activities	$80,019	$38,718
Investing activities	(45,713)	(39,839)
Financing activities	(401,265)	(760,941)

Operating Activities from Continuing Operations

During the nine months ended September 30, 2022, our net cash provided from in operating activities for continuing operations was $80.0 million, compared to $38.7 million for the same period in 2021. The net increase in cash provided of $41.3 million was primarily due to increases in cash flow from accounts receivable and deferred income taxes, partially offset by a decrease in cash flow due to changes in accounts payable and accrued expenses, primarily related to higher incentive compensation payments.

During the nine months ended September 30, 2022, cash flow from accounts receivable for continuing operations decreased by $0.5 million, as compared to $42.0 million for the same period in 2021. The increase in cash flow from accounts receivable for the nine months ended September 30, 2022 as compared to the prior year period was primarily due to lower increases in ending accounts receivable balances at existing units, excluding accounts receivable related to discontinued operations.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 55.3 days at September 30, 2022 as compared to 55.2 days at December 31, 2021.

Investing Activities from Continuing Operations

During the nine months ended September 30, 2022, our net cash used in investing activities for continuing operations of $45.7 million consisted primarily of acquisitions payments of $28.2 million and capital expenditures of $20.7 million.

Financing Activities from Continuing Operations

During the nine months ended September 30, 2022, our net cash used in financing activities for continuing operations of $401.3 million primarily consisted of $1.0 billion related to the redemption of the 2027 Notes, including the call premium, the repurchase of $87.0 million of our common stock, payments for financing costs of $8.6 million, and payments on our Term A Loan (as defined below), partially offset by $400.0 million in proceeds from the issuance of the 2030 Notes, $250.0 million from our Term A Loan and net borrowings on our Revolving Credit Line (as defined below) of $95.0 million.

Liquidity

On February 11, 2022, we issued $400.0 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). We used the net proceeds from the issuance of the 2030 Notes, together with $100.0 million drawn under our Revolving Credit Line (as defined below), $250.0 million of Term A Loan and approximately $308.0 million of cash on hand, to redeem (the “Redemption”) the 2027 Notes, which had an outstanding principal balance of $1.0 billion, and to pay costs, fees and expenses associated with the Redemption and the Credit Agreement Amendment (as defined below).

Also in connection with the Redemption, we amended and restated the Credit Agreement (the "Credit Agreement"), and such amendment and restatement (the “Credit Agreement Amendment”), concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450.0 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250.0 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

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

During the nine months ended September 30, 2022, in connection with the redemption of our 2027 Notes and the Credit Agreement Amendment, we recognized a loss on early extinguishment of debt of $57.0 million, which primarily included cash premiums on the 2027 Notes and accelerated amortization of deferred financing costs.

At September 30, 2022, we had an outstanding principal balance on the Amended Credit Agreement of $338.8 million, composed of $243.8 million under the Term A Loan and $95.0 million under the Revolving Credit Line. We had $355.0 million available on the Amended Credit Agreement at September 30, 2022.

At September 30, 2022, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At September 30, 2022, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2022.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2022 was $294.7 million, of which $32.1 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $50.4 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At September 30, 2022, the outstanding principal balance on our Amended Credit Agreement was $338.8 million, composed of $243.8 million under our Term A Loan and $95.0 million under our Revolving Credit Line. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $3.4 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, we repurchased 1.1 million shares of our common stock under the share repurchase program that was approved by our board of directors in August 2018, including an immaterial number of shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
July 1 – July 31, 2022	48,430	$21.34	48,430	(a)
August 1 – August 31, 2022	762,551	19.67	762,551	(a)
September 1 – September 30, 2022	309,917 (b)	17.50	299,250	(a)
Total	1,120,898	$19.14	1,110,231	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares for 2022. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $493.0 million as of September 30, 2022.
(b)
Includes 10,667 shares withheld to satisfy minimum statutory withholding obligations of $0.2 million in connection with the vesting of restricted stock.

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

Pediatrix Medical Group, Inc.

Date: November 3, 2022	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)