Form 10-K
period 2022-12-31
Pediatrix Medical Group, Inc.
filed 2023-02-17
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,242,538,627 based on a $21.01 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 10, 2023 was 83,032,953.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2023 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

Pediatrix Medical Group, Inc.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

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

As used in this Form 10-K, unless the context otherwise requires, the terms “Pediatrix,” the “Company,” “we,” “us,” and “our” refer to the parent company, Pediatrix Medical Group, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “PMG”), together with PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of PMG have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states.

PART I

ITEM 1. BUSINESS

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. We ceased providing services in Puerto Rico on December 31, 2022. At December 31, 2022, our national network comprised approximately 2,600 affiliated physicians, including 1,330 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 570 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 240 physicians providing pediatric intensive care, 100 physicians providing pediatric cardiology care, 235 physicians providing hospital-based pediatric care, 55 physicians providing pediatric surgical care and urology services, 45 physicians providing pediatric urgent care, 10 physicians providing pediatric ear, nose and throat services, and four physicians providing pediatric ophthalmology care.

In 2022, we changed our corporate name from "Mednax, Inc." to “Pediatrix Medical Group, Inc." Pediatrix Medical Group, Inc. was incorporated in Florida in 2007 and is the successor to PMG Services, Inc., which was formerly known as Pediatrix Medical Group, Inc. and was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323 and our telephone number is (954) 384-0175.

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide, either directly or through our affiliated professional contractors:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at over 375 NICUs in 33 states. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Maternal-Fetal Care

We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our affiliated maternal-fetal medicine subspecialists as well as obstetricians and other clinicians, such as maternal-fetal medicine nurse practitioners, certified nurse mid-wives, sonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

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

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists such as pediatric intensivists, pediatric hospitalists, pediatric surgeons, pediatric ophthalmologists, pediatric ear, nose and throat physicians, and pediatric gastroenterologists among others. In addition, our affiliated physicians seek to provide support services in other areas of hospitals, particularly in the pediatric emergency room, labor and delivery area, and nursery and pediatric departments, where immediate accessibility to specialized care may be critical.

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. Our affiliated physicians who provide this clinical care staff and manage pediatric intensive care units (“PICUs”) at approximately 70 hospitals.

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated hospital-based physicians provide this inpatient pediatric and newborn care in PICUs, NICUs and pediatric emergency rooms at over 60 hospitals.

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

Pediatric Primary and Urgent Care. We envision a new model comprising urgent/acute care, primary care and telehealth. We made our entry into the pediatric urgent care service line in early 2021 with the affiliation with an eight-clinic pediatric urgent care practice that provides screening, diagnosis and treatment for a variety of minor non-emergent health issues, working in partnership with community pediatricians. We expanded our presence in 2022 with the affiliation with a 13-clinic pediatric urgent care practice and began the evolution of this model with the opening of our first de novo, fully-branded Pediatrix clinic during 2022.

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2022, we screened over 834,000 babies for potential hearing loss at 380 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

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

Neonatal Medicine. Of the over 3.6 million births in the United States annually, we estimate that 14%-15% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 6,350 board-certified neonatologists in the United States.

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

Pediatric Primary and Urgent Care. Pediatric urgent care practices provide screening, diagnosis and treatment for a variety of minor non-emergent health issues, working in partnership with community pediatricians. We are pursuing an enhanced model comprising urgent/acute care, primary care and telehealth where patient services offered in the traditional pediatric urgent care clinic are expanded to include the full pediatric continuum of care, including subspecialty services and primary care services with an integrative approach to pediatric health, general and developmental pediatrics for high-risk newborns, complementary prenatal services with a focus on patient education and wellness, behavioral health and chronic pediatric diseases. We believe this setting provides a valuable alternative to crowded emergency rooms and traditional pediatric office settings when it comes to non-life-threatening minor illnesses or injuries as well as annual check-up, immunizations and routing health screenings.

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
•
Utilize Enhanced Technology Solutions. We have introduced several technology-enabled solutions that we believe will improve the efficiency of the work our affiliated physicians do each day. These include a more streamlined charge capture system, a cloud-based image access and storage solution, continued development of our cloud-based neonatology-specific notes system and upgrades to our office-based practices electronic health record system that are designed to be better for our physicians and improve the patient-facing portal for our patients and their families. We plan to continue to find ways to supply real time data to our affiliated physician practices so that they can see, and more importantly manage, patient volumes.

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

Additionally, with the goal of further expanding our organic growth, our national sales team pursues opportunities across our service lines by employing a targeting strategy with a specific focus and prioritization. This sales team works with existing hospital and other healthcare partners and also focuses on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. Our growth teams are managed under one collaborative group that addresses acquisition and organic growth opportunities with the shared goal of Pediatrix being viewed by hospitals and other partners as a multi-specialty health solutions partner across all of its women’s health and pediatrics service lines. The growth team partners with the operational leadership across each of our medical groups to execute our overall growth strategy.

•
Adaptation and Expansion of Telehealth. Our telehealth programs offer the latest in telemedicine, which is the use of telecommunication and information technology in order to provide clinical healthcare at a distance. Even before the COVID-19 pandemic, we had focused on expanding our services in telemedicine as we have long expected that many pediatric subspecialties, as well as maternal-fetal medicine, will benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have expanded our services to provide these remote programs to our hospital partners. We believe telehealth reduces overall healthcare spending, improves access to quality care and facilitates collaboration with specialists while improving patient engagement and satisfaction.
•
Acquire Physician Practice Groups. We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties and pursuing complementary pediatric subspecialty physician groups outside of our core specialties when appropriate. During 2022, we added two physician practices consisting of one multi-location pediatric and urgent care practice and one pediatric gastroenterology practice.
•
Expand Pediatric Primary and Urgent Care. We are in the early stages of building our presence in children’s primary and urgent care. We believe that providing pediatric primary and urgent care in patient friendly, dedicated clinics will allow us to give patients easier access to the specialists across our organization when they need it and will also help strengthen our relationships with the communities where we provide services, and with our hospital partners. We believe that the combination of our pediatrician populations, hospital relationships and partnerships, a large and growing base of vital patient relationships, and market managerial support, make us well-positioned to grow in this area through de novo development and acquisitions that we can integrate into our strategic growth.

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

•
Strengthen and Broaden Relationships With Our Partners. By managing many of the operational challenges associated with physician practices, encouraging clinical research, education, quality, and safety initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and optimizing efficient use of health system resources. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. In addition, we plan to continue to concentrate efforts in becoming more responsive and proactive in broadening our existing hospital relationships to expand the scope of services that we provide across all specialties. We focus our efforts in this area using a market-based approach and in each geographic area where we operate, we consider how we can expand our existing hospital and health system relationships and form new ones. We believe this is critical as hospitals and health systems seek to expand their service offerings and as the broader healthcare market seeks new solutions to operate more efficiently.

We also believe one of the greatest predictors of success in our partnerships at the hospital and health system level is a high degree of strategic alignment between our clinical leaders and our partners. This requires our clinicians to hone a skill set beyond just the practice of medicine. To this end, we have relaunched our Clinical Leadership Development Program where our affiliated clinicians from across the organization will participate virtually and in person in a variety of leadership workshops to provide them with the best tools to foster positive productive relationships with our valued partners.

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

•
Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients. We share our discoveries throughout the medical community by publishing our observations in peer-reviewed medical journals. To help facilitate and support research efforts, Pediatrix has a Research Advisory Committee (“RAC”). The goal of the RAC is to design, implement and maintain a program for clinical research oversight and support that enables our practices to conduct research that is safe, effective, financially viable and legally compliant. The RAC’s multi-disciplinary approach involves the collaboration of both clinical and business professionals, including finance, legal and compliance. With participating clinicians located throughout the country, the RAC supports a comprehensive scope of research efforts. This nationwide perspective allows us to better anticipate future needs and opportunities.

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

•
Patient Safety Organization (“PSO”). We have a federally-listed PSO, the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally-listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. We endorse High Reliability Organization ("HRO") concepts to provide “Just Culture” training to our clinicians. The approach has been customized to meet our affiliated physician practices’ needs and is based on principles outlined by the Agency for Healthcare Research and Quality (“AHRQ”), Institute for Healthcare Improvement, National Patient Safety Foundation and Team STEPPS, the teamwork system developed by the AHRQ and the Department of Defense.

•
Education. We provide continuing medical and nursing education to our affiliated clinicians to ensure that they have access to current treatment methodologies, national best practices, and evidence-based guidelines. The Pediatrix Center for Research, Education, Quality and Safety is accredited by the Accreditation Council for Continuing Medical Education and accredited by the American Nurses Credentialing Center’s Commission on Accreditation. As an accredited provider of continuing medical and nursing education, we offer a variety of live and online educational credit opportunities that can be accessed on demand by our providers and are in synergy with latest research publications and healthcare industry standards. We are continually expanding our learning materials to new subspecialties. In addition, each year, thousands of healthcare providers worldwide take advantage of educational programs hosted by Pediatrix. We believe that the number of clinicians both nationally and internationally who participate in these activities is evidence of the depth and breadth of our clinical expertise and position as an industry leader.

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

•
BabySteps®. Over the past year we completed the transition from the original BabySteps to our new, modernized BabySteps Cloud platform. BabySteps Cloud is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory reports and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes.
•
Clinical Data Warehouse. BabySteps Cloud enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify and transfer data from the clinical documentation that resides in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 1.8 million patients and over 32 million patient days. With comprehensive reporting tools, our physicians can use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes.
•
Nextgen®. We have licensed the Nextgen Electronic Health Record (“EHR”) and Electronic Patient Management (“EPM”), an integrated product line for our affiliated office-based physicians and other clinicians to record patient clinical documentation and manage the full revenue cycle. This product line provides additional benefits to our office-based practices, including clinical decision trees to assist physicians with the selection of compliant billing codes, promotion of consistent documentation, patient engagement tools, and data for research and education. We are continuing the process of implementing the NextGen EHR and EPM throughout our office-based practices.
•
pMD Charge Capture. Our electronic charge capture system is used to appropriately code and bill for pediatric intensive care clinicians, hospitalists and other hospital providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.

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
•
Billing, Collection and Reimbursement. We assume responsibility for assisting our affiliated physicians with contracting with third-party payors. We are responsible for billing, collection and reimbursement for services rendered by our affiliated physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians and other clinicians with a training curriculum that emphasizes detailed documentation of and compliant coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve compliant coding, billing and collection of revenue for physician services. Generally, our billing and collection operations are conducted through our arrangement with a third party revenue cycle management provider.
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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges. We have been retained by approximately 420 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric and pediatric care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 13% of our net revenue during 2022. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

The Affordable Care Act (“ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. As of December 31, 2022, 39 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level, and some states offer expanded coverage, with state eligibility thresholds that may range from 133% to 400% of the federal poverty level based on a combination of federal mandates and voluntary state expansions. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors ─ “State budgetary constraints and the uncertainty over the future Medicaid expansion could have an adverse effect on our reimbursement from Medicaid programs” and “Potential healthcare reform efforts may have a significant effect on our business.”

In order to participate in GHC Programs, we and our affiliated practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose varying standards for their Medicaid programs. See “Government Regulation—Government Regulatory Requirements.”

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

Our business corporations and affiliated professional contractors employ or contract with physicians to provide clinical services in certain states. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years. We are typically responsible for billing patients and third-party payors on behalf of our affiliated professional contractors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which they provide patient care and must become a member of the medical staff, with appropriate clinical privileges, at each hospital at which they practice. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area during employment and for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore generally enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants in any particular case. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

Each of our affiliated professional contractors has entered into a comprehensive management agreement with a subsidiary of Pediatrix as the manager. Under the terms of these management agreements, and subject to state laws and other regulations, the manager is typically paid for its services based on the performance of the applicable practice group. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

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

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as Pediatrix, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide professional medical services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians and other licensed health professionals employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws, including that the management fee we receive is within fair market value for the services that we provide. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we or our affiliated physicians could be subject to administrative, civil or criminal remedies or penalties, the contracts could be found to be legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

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

Federal and state fraud and abuse laws apply to and affect our financial relationships and other ordinary and common business interactions with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute makes it a crime to knowingly and willfully solicit, receive, offer, or pay any remuneration, in cash or in kind, directly or indirectly, in return for either referring items or services for which payment may be made in whole or in part by a GHC Program or purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or ordering of any service or item for which payment may be made in whole or in part by a GHC Program. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” is a strict liability statute that prohibits a physician from making a referral to an entity for certain “designated health services” payable by Medicare if the physician, or an immediate family member of the physician, has a financial relationship with that entity, unless an exception applies. The entity is further prohibited from billing the Medicare program for designated health services furnished pursuant to a prohibited referral. Further, the Stark Law, through the addition of section 1903(s) to the Social Security Act, prohibits the federal government from making federal financial participation payments to state Medicaid programs for designated health services furnished as a result of a referral that would violate the Stark Law if Medicare “covered the service to the same extent and under the same conditions” as the state Medicaid Program. The DOJ and several state agencies have successfully argued that Section 1903(s) expands the Stark Law to Medicaid-covered claims, even absent a separate state self-referral law prohibiting the same conduct. These laws have been broadly interpreted by federal courts and agencies, and potentially subject many healthcare business arrangements to government investigation, enforcement and prosecution, which can be costly and time consuming, even if the business is ultimately found not to be in violation of any applicable law. Additionally, many of the states in which we operate also have similar anti-kickback and self-referral laws that apply to our government and non-government business, including in some cases, to patient self-pay services.

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

In addition, the Civil Monetary Penalties Law imposes substantial civil monetary penalties against a person or entity that engages in other prohibited activities, such as presenting or causing to be presented a claim to a GHC Program that the person knows or should know is for an item or service that was not provided as claimed or for a claim that is false or fraudulent, or providing remuneration to a GHC Program beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier. Regulators also have the authority to exclude individuals and entities from participation in GHC Programs under the Civil Monetary Penalties Law.

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

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws, rules and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. If there is a determination by government authorities that we have not complied with any of these laws, rules and regulations, our business, financial condition and results of operations could be materially, adversely affected. See “Government Investigations.” Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and the OIG published final rules substantially modifying the anti-kickback statute, Civil Monetary Penalty Law, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse. Changes reflected in OIG and CMS’s final rules could affect our operations and may cause us to modify certain arrangements, transactions, or other financial relationships. In addition, CMS and OIG issue advisory opinions in response to requests from industry stakeholders regarding proposed arrangements and whether such arrangements comply with applicable fraud and abuse laws. While advisory opinions are only directly applicable to the requestor of the opinion, these advisory opinions provide notice to healthcare industry participants of the types of conduct that government agencies find to be permissible or impermissible under the applicable laws. OIG also releases special advisory bulletins to put industry stakeholders on notice of the agency’s views on common practices within industry segments that it finds to be violative of the anti-kickback statute, and potentially other laws. These agency advisories, along with publicized litigation and enforcement actions, could cause us to modify certain arrangements, transactions, or other financial relationships, which could affect our operations and impact our financial performance.

Government Regulatory Requirements

In order to participate in the Medicare program and the various state Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex regulatory requirements. Moreover, different states impose varying standards for their Medicaid programs. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors — “Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities and private insurers” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

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

HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy violations and data breaches. The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, among other things, created new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. California recently amended and expanded CCPA through another ballot initiative, the California Privacy Rights Act (“CPRA”), passed on November 3, 2020 and made effective as of January 1, 2023. The California Privacy Protection Agency (“CPPA”) is still working to promulgate final rules to fully implement the CPRA, which are expected to be released in the near term. The final rules are scheduled to go into effect by July 1, 2023. The CPRA provides even greater rights to consumers with respect to their data, such as the right to correction, data portability, access to information about processing and profiling activities, and opt-out rights. It remains unclear how the CPPA will implement the CPRA and how it will be interpreted. In addition to California, other states have strengthened their data privacy and security laws and others have indicated their intention to do so as well. A bill introduced in the New York Senate on October 28, 2020, the “It’s Your Data Act” (IYDA), would modify New York’s civil rights and general business laws to expand the current right of privacy as well as create a series of consumer rights and business obligations concerning the collection, storage, and use of a consumer’s personal information. Violations could result in civil and criminal liability. It is expected that additional state legislatures will introduce stronger data privacy protections this year. In addition, industry groups such as the payment card industry have developed self-regulatory guidelines for privacy and data security that are more stringent than HIPAA. In order to accept payments from payment cards, merchants must use payment card processing applications that have been validated under the Payment Application Data Security Standard (“PA-DSS”), and complete a self-assessment questionnaire that complies with the Payment Card Industry Data Security Standard (“PCI-DSS”). Failure to comply with PA-DSS and PCI-DSS may result in fines and penalties imposed by payment card brands, and/or termination of the merchant’s relationship with the bank it relies on to process payment card payments. Additional privacy laws have also been passed in Virginia, Colorado, Connecticut, Utah and other states have legislation pending or have indicated an intent to propose such legislation, particularly in light of the United States Supreme Court’s decision last year in Dobbs v. Jackson Women’s Health Organization, which overturned Roe v. Wade and eliminated the constitutional right to abortion in the United States. In the wake of the Dobbs decision, there has been significant attention on the collection, use and disclosure of health information, in particular, information pertaining to women’s health and reproductive health services. The Federal government has responded by instructing federal agencies, such as the OCR and FTC, to use their existing authority to provide greater protections for consumers with respect to the use of their data, and more specifically, their health data. OCR released a bulletin in December 2022 titled “HIPAA Guidance on Use of Tracking Technologies” which expanded commonly understood interpretations of “individually identifiable health information” and placed limitations on covered entities and business associates’ use of online tracking technologies and related vendor engagements. Additionally, the FTC recently took action against an online pharmacy offering access to discounted medications and telehealth services under its Health Breach Notification Rule. Despite being in effect since 2009, the action was the first enforcement action taken by the FTC under the rule and FTC indicated that it will continue to protect consumer privacy, particularly with respect to mobile apps and websites, through greater use of the agency’s enforcement authorities. As a result of these circumstances, we expect even greater scrutiny by federal and state regulators, business partners, and consumers on our collection, use and disclosure of health information. This is of even greater significance with respect to our women’s health services and treatment of pregnant women. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.

These requirements are also subject to change. Compliance with new privacy, security, and breach notification laws, regulations, requirements and self-regulatory guidelines may result in increased operating costs and may constrain or require us to alter our business model or operations. For example, changes to HIPAA promulgated pursuant to HITECH further restricted our ability to collect, disclose and use PHI and imposed additional compliance requirements on us.

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
•
a formal internal audit function, including an Associate Vice President of Internal Audit who reports to the Audit Committee on a regular basis;
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

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All of our personnel are required to abide by, and are given thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous or confidential basis, if they elect to do so, and obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Compliance Committee and Board of Directors. Copies of our Code of Conduct and our Code of Professional Conduct – Finance are available on our website, www.Pediatrix.com. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct – Finance will be promptly disclosed on our website following the date of any such amendment or waiver.

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

HUMAN CAPITAL MANAGEMENT

We believe our affiliated physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2022, we had approximately 2,600 practicing physicians affiliated with us, and we employed or contracted with approximately 2,450 other clinical professionals and approximately 2,800 other full-time and part-time employees. Our affiliated physicians and clinicians provide critical medical care through over 20 women’s and children’s healthcare services across 37 states, providing care to the most vulnerable patient population in the country: expecting mothers and their newborns and children. We ceased providing services in Puerto Rico on December 31, 2022.

We believe that the success of our mission to “Take great care of the patient, every day and in every wayTM” is realized by the engagement and empowerment of our affiliated physicians, other clinicians and administrative employees. Our executive team, including our Vice President of People Services and Vice President of Total Rewards, is responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development, engagement, compensation and retention of talent. Our People Services team reports up to our Chief Executive Officer and regularly engages with our board of directors and its compensation and talent committee. Our People Services department is a core administrative support function of Pediatrix. Through its functional experts, our People Services team provides support, guidance and consultation in the areas of talent acquisition, employee wellness and safety programs, diversity, equity and inclusion, workplace policies and procedures, training and development and rewards strategies that include compensation, benefits and other rewards. It is the goal of the People Services department to support the needs of our organization and our workforce while serving as a trusted strategic partner to our management team.

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

Training and Leadership Development

We are committed to the continued development of our people and believe in fostering great leaders. Our Training and Development team is committed to providing an environment that fosters both individual and organizational development. Through its various training and educational programs, the training and development team supports the organization’s commitment to excellence and its mission to “Take great care of the patient, every day and in every wayTM”. We make available a catalog of over 7,000 courses to all audiences across subjects including business skills, leadership and management, office productivity, health and wellness and personal development, among others. The courses are designed to develop great people who become great leaders that will ultimately shape a great company. Our training materials were enhanced with additional resources to support remote work environments required due to COVID-19 that have remained a valuable alternative for many of our employees.

One of the greatest predictors of success in our partnerships at the hospital and health system level is a high degree of strategic alignment between our clinical leadership and our partners. This requires that our clinicians have a skill set beyond just the practice of medicine.

Compliance Program and Training

Fundamental to our core values are people and a culture of integrity. Our Compliance Department is led by our Chief Compliance Officer. The Compliance Program is supported by a written Compliance Plan, which details the components, organizational structure and operational aspects of the Compliance Program. Although the Compliance Program is supported by numerous operational policies and procedures, there are some key elements that are critical to its success. These include a Compliance Committee; a written Code of Conduct; new hire and periodic compliance training for all employees; compliance reporting mechanisms; and periodic reports to our board of directors. Participation and completion of annual compliance training is a condition of employment for all employees.

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

We have also partnered with the American Heart Association to provide heart healthy information and programs to our employees and encourage local participation in the AHA annual Heart Walk, and the local signature event, Cycle Nation.

With the onset of the COVID-19 pandemic, we worked tirelessly to source and provide personal protective equipment for our patient facing employees. For employees who were and are not in direct clinical care, we pivoted to a remote work arrangement which has become a valuable alternative to many of our employees.

Diversity, Equity and Inclusion

We strive to make diversity, equity and inclusion a priority and foster a culture of trust and respect where all employees have a sense of belonging. Diverse representation at all levels of our organization is of the utmost importance to our culture and our business. As of February 1, 2023, approximately 80% of our total headcount was female and over 40% of our total headcount identified as a person of color. Among our affiliated physicians and other clinical professionals, approximately 75% were female and over 35% identified as a person of color. Among the executive and senior executive level and manager group, over 40% were female and approximately 20% identified as a person of color. We believe that a diverse workforce is critical to our success, and we will continue to focus on the hiring, advancement, and retention of both visibly and invisibly underrepresented populations.

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

GEOGRAPHIC COVERAGE

We provide physician services across 37 states. During 2022, approximately 65% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 32% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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
•
The birth rate in the United States has declined in past years and may decline further.
•
Unfavorable changes or conditions could occur in the states where our operations are concentrated.
•
Potential healthcare reform efforts may have a significant effect on our business.
•
COVID-19 necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the COVID-19 public health emergency, and certain flexibilities afforded to the provision and reimbursement of telehealth may be rolled back.
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
•
Congress or states have, and may continue to, enact surprise billing or other laws restricting the amount out-of-network providers of services can charge and recover for such services.
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
•
Outsourcing internal business functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations and financial condition.
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

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2022, the percentage of our patient service revenue being reimbursed under GHC Programs remained relatively stable as compared to the year ended December 31, 2021. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes and reimbursement for services we provide could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and any uncertainty around the future of the ACA and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges has resulted and may continue to result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. While we have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions, there is no assurance that these initiatives will be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

The erosion in the tax base caused by a general economic downturn can cause restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. If the economy were to contract into a recession (for example, as a result of the global COVID-19 pandemic, inflation, or as a result of a significant increase in prevailing interest rates), our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. As a result, we may face increased pricing pressure, termination of contracts, reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payors, which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

The birth rate in the United States has declined and may decline further.

Final birth data for 2021 indicate that total births in the United States increased by approximately 1% as compared to 2020, the first increase in the number of births since 2014. However, the number of births in 2020 fell to a record low, with the decline attributed to COVID-19. The number of births in 2021 was approximately 2% lower than the number of births in 2019. Provisional data for 2022 is not yet available. Future declines in births are possible, particularly if there is an economic recession, and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows, financial condition and the trading price of our securities.

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

Our office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, may experience an elevation of appointment cancellations as a result of COVID-19 and any related new variant, similar to the patterns experienced in the first half of 2020 at the onset of the COVID-19 pandemic. We believe COVID-19, either directly or indirectly, also had an impact on our NICU patient volumes, and there is no assurance that impacts from COVID-19 and its related variants will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Overall, our operating results were significantly impacted by the COVID-19 pandemic beginning in mid-March 2020, but volumes began to normalize in May 2020 and substantially recovered during the months of June 2020 through December 2020. During 2021 and 2022, volumes across our services returned to pre-COVID-19 levels. To the extent the COVID-19 pandemic materially adversely affects our business and financial results, it may also have the effect of significantly heightening many of the other risks associated with our business and indebtedness, including those described in this Form 10-K.

The foregoing and other continued disruptions to our business as a result of COVID-19 or any future pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net revenue in 2022 was generated by our operations in five states. In particular, Texas accounted for approximately 32% of our net revenue in 2022. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, increases in unreimbursed services arising from services furnished to undocumented noncitizens, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

We could be affected by potential changes to healthcare laws, rules and regulations, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion.

The ACA has faced many legal challenges since its inception and may be subject to further modification as a result of court intervention. On June 17, 2021, the United States Supreme Court in California et al. v. Texas et al. dismissed a significant judicial challenge to the ACA brought by several states. If decided in favor of the plaintiff states, the entirety of the ACA could have been jeopardized, but the Court sided with supporters of the ACA in a way that left the law in effect in its current form. Another potentially existential challenge to the ACA is advancing in federal courts. In Braidwood Management v. Becerra, the plaintiffs argue that the law’s requirement that insurance cover certain preventive services is unconstitutional. In September 2022, a federal district court in Texas ruled in favor of the plaintiffs, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The case is likely to be appealed and may ultimately be resolved by the United States Supreme Court. If the case succeeds, millions of Americans could lose access to preventive care guaranteed by the ACA or be forced to pay out of pocket for these services.

The ACA provided premium tax credits to help make insurance more affordable for individuals and families with incomes between 100% and 400% of the federal poverty limit. The American Rescue Plan Act ("ARPA") enacted in March 2021, temporarily extended these tax credits to individuals with incomes above 400% of the federal poverty level and made the subsidy more generous for those below 400%. The ARPA tax credits were originally set to expire on January 1, 2023, but Congress through the Inflation Reduction Act, enacted in mid-2022, extended the expanded tax credits through 2025. Partially because of these changes, millions of people newly enrolled in health exchange plans. If these tax credits are allowed to lapse, many Americans could lose insurance coverage, and that change could have a material impact on our business.

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

In addition to the potential impacts to the ACA, there could be changes to other GHC Programs, such as a change to the structure of Medicaid. Congressional and administrative proposals, in recent years, have sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. More recently, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. ARPA included provisions intended to incentivize non-expansion states to expand Medicaid eligibility for all adults with income up to 138% of the federal poverty limit by providing a five-percentage-point increase in the Medicaid federal matching assistance percent or FMAP for eight calendar quarters. This FMAP increase was only available to states that have not yet expanded coverage and have not yet started paying for the expansion population prior the enactment of the law. Other changes, if enacted and implemented, could materially impact our business. Former administrators of CMS, the agency responsible for administering Medicaid at the federal level, have indicated that they intend to increase state flexibility in the administration of Medicaid programs, and states have continued to explore payment and delivery reform initiatives, including beneficiary work requirements and quality of care incentives. However, it is unclear whether this trend toward encouraging state flexibility in the administration of Medicaid will continue under the current administration or under future administrations.

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

In response to the COVID-19 Public Health Emergency ("PHE"), Congress provided state Medicaid programs a 6.2 percentage point increase in the federal share if states meet certain maintenance of eligibility ("MOE") requirements that ensure continuous coverage for current enrollees. As a result, all Medicaid beneficiaries are continuously enrolled in Medicaid until the end of the COVID-19 PHE. Legislation enacted in late 2022 allows states to begin Medicaid eligibility redeterminations and renewals beginning April 1, 2023, regardless of whether the COVID-19 PHE has ended. After December 31, 2023, there will be no additional increase in FMAP. It is estimated that as many as 15 million people currently enrolled in Medicaid may lose coverage as a result. This change could have a material impact on our business.

Moreover, certain potentially material changes seem likely with respect to government reimbursement and the healthcare industry in general. For instance, the 2023 Medicare Physician Fee Schedule Final Rule decreased the 2023 conversion factor (i.e., the amount Medicare pays per relative value unit (wRVU)) by nearly 4.5% from the 2022 amount, following expiration of the 3% increase to last year’s conversion factor mandated by Congress. While

Congress passed legislation to absorb half of these cuts, physicians face a 2% decrease in Medicare payments in 2023 and a 3.5% decrease in 2024. This reduction will adversely affect reimbursement for physician services and could also negatively impact other GHC Program reimbursement and commercial payor reimbursement.

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

COVID-19 necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the COVID-19 public health emergency, and certain flexibilities afforded to the provision and reimbursement of telehealth may be rolled back.

In an effort to address shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection and to provide safe access to care for our patients, we have converted certain in-person visits to telehealth visits. There is significant variation in demand, consumer acceptance, and market adoption of telehealth services. The provision of telehealth is largely regulated at the state level and can include, among other things, variations in the definition of telehealth, physician/patient relationship requirements, informed consent for telehealth services, licensure, scope of practice, covered modalities, electronic prescribing, coverage and reimbursement, and privacy and security requirements. Our ability to conduct telehealth services and provide medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. While numerous federal agencies have released waivers to ease regulatory obstacles to the adoption of telehealth, many of these waivers do not override applicable state laws. States have adopted waivers as well but differ in the scope and application of such waivers and also on the time period the waiver is available. Many state waivers in relation to COVID-19 have already expired, despite the extension of the federal public health emergency declaration. Evolving interpretations and acceptance of telehealth by medical boards, state attorneys general and other regulatory or administrative bodies require us to monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Monitoring regulatory changes at the federal and state levels has and will continue to incur costs for us and may result in making changes to our business operations to ensure continued compliance. Challenges also exist with respect to coverage and reimbursement of telehealth services by both commercial and governmental payors. On a federal level, CMS created flexibilities for the provision and reimbursement of telehealth for Medicare beneficiaries during the PHE. However, unless Congress enacts permanent telehealth coverage, these flexibilities and additional billing codes that are currently available, will not be available indefinitely. If telehealth services achieve coverage, there is no guarantee that reimbursement will be equivalent to in-person care and may negatively impact our financial condition. Negative publicity in any of our markets concerning our products or services or the telehealth market as a whole could limit market acceptance of our services. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services when delivered remotely. If any of these events occur, it could have an adverse effect on our business, financial condition, results of operations and the trading price of our securities.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have an adverse effect on our business.

MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. Beginning in 2020, the Merit-based Incentive Payment System (“MIPS”) allowed eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2023 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

We cannot predict with any assurance the ultimate effect of MACRA and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

The Transparency in Coverage Final Rule, which requires certain health plans and issuers to publish pricing information on in-network and out-of-network providers and make price comparison and cost-sharing information available to insureds, could have a material impact on our business.

The Transparency in Coverage Final Rule, published November 12, 2020, aims to put health pricing information into the hands of consumers and allow them to select their providers based, in part, on cost. The final rule imposes two main requirements. First, certain health plans and insurers will be required to publish on a public website machine-readable files containing information on their in-network negotiated rates, billed charges and allowed amounts paid for out-of-network providers, and the negotiated rate and historical net price for prescription drugs. Although the final rule required such files to be published by January 1, 2022, the Departments of Labor, Health and Human Services, and the Treasury extended the deadline to July 1, 2022 for most items and services and delayed it indefinitely (pending further rulemaking) for prescription drugs. Second, certain health plans and issuers must begin reporting to their covered members certain pricing information (including the in-network rate and out-of-network allowed amounts) and cost-sharing obligations for covered items and services. This information must be reported for 500 items and services as of January 1, 2023 and for all items and services by January 1, 2024. These requirements remain subject to change, and we cannot predict how the availability of this health pricing information may impact our business operations and patient volumes. If patients choose to use services of less costly providers, we could see a reduction in patient volumes or decide to reduce the prices of our services to compensate, either of which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2022, 39 states and the District of Columbia adopted the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and to do so could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees. Moreover, Congress is considering ways to expand Medicaid in states that have not expanded it on their own and may consider corresponding provider payment reductions in those states.

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

Under the NSA, patients are only required to pay the in-network cost-sharing amount, which has been determined through an established regulatory formula and will count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. Providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the in-network cost-sharing amount for care if the provider gives the patient notice of the provider’s network status and delivers to the patient or their health plan an estimate of charges within certain specified timeframes and obtains the patient’s written consent prior to the delivery of care. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties.

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

These measures could limit the amount we can charge and recover for services we furnish where we provide care within healthcare facilities that participate with a patient’s insurer, but we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms and may cause, and the prospect of these changes may have caused, payors to terminate their contracts with us and our affiliated practices, further affecting our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

In January 2018, Congress reauthorized the Children’s Health Insurance Program (“CHIP”) through 2023 and then in February 2018 lengthened this funding extension through 2027. Changes to CHIP or the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in GHC Programs, or vice versa, or cause patients who otherwise would have been covered by CHIP or Medicaid to lose insurance coverage altogether. Additional reform efforts, could change the eligibility requirements for Medicaid and for other GHC Programs, including CHIP, and could increase the number of patients who participate in such programs or the number of uninsured patients.

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

The 2023 Medicare Physician Fee Schedule Final Rule decreased the 2023 conversion factor (i.e., the amount Medicare pays per relative value unit (“wRVU”)) by nearly 4.5% from the 2022 amount, following expiration of the 3% increase to last year’s conversion factor mandated by Congress. On December 20, 2022, Congress unveiled the Consolidated Appropriations Act of 2023, offering some reprieve from the Medicare physician payment cuts; namely, the 2023 spending package reduces the physician payment cuts to 2% in 2023 and 3.5% in 2024. Unless Congress or the Medicare agency intervenes, more payment reductions could be made in 2025 and subsequent years.

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

In addition, our agreements with certain third-party payors are terminable for various reasons. If an agreement with a third-party payor is terminated, we are generally required to seek reimbursement as an out-of-network provider. In the event we attempt to balance-bill patients, we may be limited in our ability to do so by certain state and federal laws and regulations, as discussed above. As these laws and regulations continue to develop, it could incentivize certain third-party payors to terminate agreements as a business strategy which could lower overall reimbursement to providers. Any reductions in reimbursement amounts could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Adverse developments in the United States could lead to a reduction in federal government expenditures, including GHC Programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicare and Medicaid, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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
o
When an entity is determined to have violated the federal FCA, it may be required to pay three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim, subject to annual inflation. Suits filed under the federal FCA can be brought directly by the government or be brought by an individual (known as a “relator” or, more commonly, as a “whistleblower”) on behalf of the government, known as “qui tam” actions. Relators bringing qui tam actions under the federal FCA receive a share of any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal FCA. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare entities may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation.
o
The ACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Criminal prosecution is also possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.
o
Retention of a known overpayment from the government is also a false claim subject to the FCA. Failure to promptly identify and return overpayments to the government could subject us to substantial liability under the FCA, including potential qui tam actions.

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
o
The penalties for violating the federal anti-kickback statute include imprisonment for up to ten years, fines of up to $100,000 per violation of and possible exclusion from federal healthcare programs such as Medicare and Medicaid. A federal anti-kickback statute violation can also form the basis for a false claim under the FCA. Many states have adopted prohibitions similar to the federal anti-kickback statute, some of which apply to the referral of patients for healthcare items and services reimbursed by any source, not only by government programs such as Medicare and Medicaid.
•
a provision of the Social Security Act, the federal Physician Self-Referral Law, commonly referred to as the Stark Law, that, subject to certain exceptions, prohibits physicians from making a referral to an entity for certain “designated health services” or “DHS” payable by Medicare if the physician, or an immediate family member of the physician, has a direct or indirect financial relationship (including ownership interests and compensation arrangements) with the entity. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to Medicare for DHS provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Although the Stark Law is drafted to apply only to Medicare claims, the DOJ has taken the position that it applies to Medicaid claims under an extension of the federal FCA and several courts, including federal district courts in Florida and Texas, have agreed.
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
o
Because our practices perform and bill for DHS within the practice (e.g., outpatient drugs, laboratory services, etc.), an exception to the Stark Law must be met with respect to those referrals. Generally, the In-Office Ancillary Services (“IOAS”) Exception is utilized for referrals of DHS made within a physician’s group practice. Alternatively, the Physician Services Exception could also be used to shield referrals of physician services within a physician group. In order to utilize both the IOAS Exception and the Physician Services Exception, the group must, among other things, satisfy the Stark Law’s definition of a “group practice.” The group practice definition also encompasses how a physician practice may compensate its physician shareholders, employees, and independent contractors. Our ancillary services revenues must be allocated in a compliant manner to avoid falling outside of the Group Practice definition, which would result in all of our Medicare (and potentially, Medicaid) DHS referral revenues becoming nonpayable, and subject to refund.
•
Violations of the Stark Law may result in civil penalties and program exclusions for knowing violations, civil assessment of up to three times the amount claimed.

o
Another federal law, the Civil Monetary Penalties Law (“CMPL”) provides for additional civil monetary penalties against an entity that engages in prohibited activities including but not limited to violations of the Stark Law or anti-kickback laws, knowing submission of a false or fraudulent claim, employment of an excluded individual and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or in part by Medicare or Medicaid;
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
•
state laws that prohibit general business corporations from practicing medicine, exercising control over physicians’ medical decisions or engaging in certain practices or financial arrangements, such as splitting fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others;

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
•
federal and state laws and policies that require healthcare providers to maintain licensure, certification, or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs;

•
reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•
laws that regulate debt collection practices, as applied to our debt collection practices;
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

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. For example, in some states, we are dependent on our relationship with affiliated practices, which we do not own, to provide physician and other clinical services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with our providers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, or if our contractual relationships with such entities ceases to continue. Our contracts include management services agreements among other agreements with such affiliated practices, to which these practices reserve exclusive control and responsibility for all aspects of the practice of medicine and delivery of medical services. While we seek to substantially comply with the applicable state prohibitions on the corporate practice of medicine and fee splitting, these laws could impact our business operations, and state officials who administer these laws or other third parties may successfully challenge our contractual arrangements, which could subject us to civil and criminal penalties and require us to restructure our relationships with providers to comply with these statutes, which could have a material adverse effect on our business, financial condition, and operations. Additionally, state corporate practice of medicine doctrines often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could impact physicians participating with our affiliated practices. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

Further, regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Regulatory Requirements.” In addition, federal and state law enforcement agencies have indicated that funds distributed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to reimburse eligible healthcare providers for lost revenue and expenses attributable to COVID-19 (“Provider Relief Funds”) will be subject to scrutiny and that any non-compliance with the terms and conditions for receiving Provider Relief Funds may require recipients to repay some or all amounts received and/or may subject recipients to investigations and potential fines and penalties, including liability under the FCA. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and the Department of Health and Human Services Office of Inspector General (“OIG”) issued Final Rules revising the federal anti-kickback statute, the CMPL, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse through additional new statutory definitions, safe harbors, and exceptions. Compliance with federal fraud and abuse laws such as the anti-kickback statute, the CMPL, and the Stark Law involves constant monitoring for regulatory changes, agency and court interpretations, and revisiting of arrangements based on new interpretations or clarifications, all of which will require ongoing compliance costs. In addition, these laws and their exceptions and safe harbors are complex and clear interpretations are not always available. Despite our efforts to comply, we cannot guarantee that a government agency will necessarily agree with our interpretations or that one or more of our arrangements will not be subject to challenge, nor can we provide any assurance that they will not have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the Antitrust Division of the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against businesses, particularly in the healthcare industry, and can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Risks Related to Our Business Strategy

We currently outsource, and from time to time in the future may outsource, a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to successfully manage these risks could materially adversely affect our business, results of operations and financial condition.

We currently, and from time to time in the future, may outsource portions of internal business functions, including our revenue cycle management functions, to third-party service providers. These functions are performed both domestically and in offshore locations, with our oversight. If our outsourcing partners fail to perform their obligations in a timely manner at satisfactory quality levels, in compliance with regulatory requirements, or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our outsourcing needs, the efficiency, effectiveness and quality of our services could suffer. Reliance on third-party providers could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake such operations, either of which could damage our relationships with our patients and customers. In connection with the transition of our revenue cycle management function, we have and could experience a further reduction in revenue due to delays in collection efforts or the inability to collect from patients or third-party payors, claim denials, recoupments, or governmental and third-party audits, all of which have and may further impact our profitability and cash flow. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. In addition, federal government and third-party payors may have prohibitions or restrictions on the use of third-party service providers outside of the United States and/or require notice for the use of such third-party service providers. Diminished service quality from outsourcing, our inability to utilize offshore service providers or the failure to comply with restrictions on the use of third-party service providers could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

•
An acquisition could be subject to challenge under the antitrust laws either before or after it is consummated. Such a challenge could involve substantial legal costs and divert management’s attention and resources and could result in us having to abandon the transaction or make a divestiture.

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

•
We may not accurately project same-unit and organic growth performance, including projections of revenue and operating expenses, or we may experience a shift in the mix of services that certain of our customers request from us, potentially resulting in lower margins.

In addition, certain of our organic growth strategies may involve risks and uncertainties similar to those for our acquisition strategy. See “We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.”

We may not effectively manage our growth.

We have historically experienced growth in our business, including growth outside of our core physician specialties. Growth in the number of our employees and affiliated physicians has in the past placed significant demands on our financial, operational and management resources. Significant growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be adversely affected if we are unable to do so effectively.

Hospitals or other customers may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net revenue is derived primarily from fee-for-service billings for patient care and other services provided by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners or other customers may cancel or not renew their contracts with us, may reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement or fail to meet certain performance metrics under those agreements. Further, consolidation of hospitals, healthcare systems or other customers could adversely affect our ability to negotiate with these entities. Adverse economic conditions, including decreased federal and state funding to hospitals, could influence future actions of our hospital partners or other customers. In addition, hospitals may from time to time cancel or delay certain elective procedures in order to address increasing demand for beds by other patients. To the extent that our arrangements with our hospital partners or other customers are canceled or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, including our existing affiliated physicians, our business, financial condition, results of operations and cash flows could be adversely affected.

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

The carrying value of our intangible assets, which consists primarily of goodwill related to our acquisitions, is subject to testing at least annually, and more frequently if impairment indicators exist. Under current accounting standards, goodwill is tested for impairment on at least an annual basis and more frequently if impairment indicators exist, and we have been subject to impairment losses as circumstances have changed after acquisition. If we record additional impairment losses related to our goodwill in the future, it could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

As of December 31, 2022, our total indebtedness was $644.6 million, of which $400.0 million was at fixed interest rates and $244.6 million was at variable rates. We also had $446.0 million of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, United States tax law places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates continue to increase, any variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.

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

Our Amended and Restated Articles of Incorporation, as amended, authorize our Board of Directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our Amended and Restated Articles of Incorporation, as amended, and Bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of Pediatrix through a proxy contest or consent solicitation, however, there is no assurance that these provisions would have such an effect. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Notwithstanding these provisions, we could, and have, become the target of activist shareholders who acquire ownership positions in our common stock and seek to influence our company. Responding to actions by activist shareholders can be costly and time-consuming, disrupt our business and divert the attention of our Board of Directors, management and employees. Additionally, perceived uncertainties as to our future direction, including the composition of our Board of Directors, as a result of shareholder activism may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers and acquisition candidates, and make it more difficult for us to attract and retain qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and the trading prices of our securities. In addition, the trading prices of our securities may experience periods of increased volatility as a result of shareholder activism.

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

A significant number of our affiliated physicians or other clinicians could leave our affiliated practices or our affiliated practices may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states may be reluctant to enforce non-compete agreements and restrictive covenants against physicians. In addition, we have and may incur significant legal fees to pursue enforcement of such agreements and restrictive covenants. Further, the Federal Trade Commission issued a proposed rule on January 5, 2023 that would prohibit employers from using non-compete clauses with workers. Our affiliated physicians or other clinicians may leave our affiliated practices for a variety of reasons, including in order to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated practices, we could incur significant legal fees to pursue enforcement of certain covenants within employment agreements or if our affiliated practices are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be adversely affected.

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

In addition, information security risks have generally increased in recent years, and in particular during COVID-19, because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. Despite our layered security controls, experienced computer programmers and hackers have been and may be able to penetrate our information systems and may have and may be able to misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics.

A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, has and may result in the disclosure or misuse of PHI, confidential or proprietary business information, and has or may cause financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have reasonable and appropriate information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we have been and may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations, including, without limitation, our billing processes. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons’ personal information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, have resulted in litigation and potential liability for us, and could damage our brand and reputation or otherwise harm our business. Additionally, under certain circumstances, we could be excluded temporarily or permanently from certain commercial or GHC Programs. Any of these disruptions or breaches of security could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may experience difficulties implementing or enhancing technology, software and processes.

We are engaged in various implementation and enhancement efforts for new technology, software and processes, including cloud-based solutions for an enterprise resource planning system (“ERP”) and telehealth support, among others. These solutions are designed to provide greater efficiency and flexibility across our enterprise. The ERP cloud-based solution implementation has required and may require additional significant investments of human and financial resources. In implementing and enhancing this and other solutions, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of these solutions could adversely affect our ability to operate our business. While we have invested significant resources in planning and project management, unforeseen implementation or enhancement issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our system implementations may disrupt our operations. Any implementation or enhancement issues or business operation disruptions could have a material effect on our business, financial condition, results of operations, cash flows, internal control over financial reporting and the trading price of our securities.

Hospitals could limit our ability to use our information management systems in our units by requiring us to use their own information management systems.

Our information management systems are used to support our day-to-day operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own information management systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our information management systems at hospital locations may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including individually identifiable health information. These laws include:

•
Federal and state laws related to confidentiality, privacy and security of personal information, including PHI, that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify third parties in the event of a breach. For example, HIPAA limits how covered entities and business associates may use and disclose PHI, provides certain rights to individuals with respect to their PHI, and imposes certain security requirements with respect to PHI and information systems containing PHI;
•
HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI. Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS Office for Civil Rights, and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents, unless the business associate agreements require a shorter notification period. Unless an exception applies, unauthorized access, acquisition, use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised, consistent with requirements enumerated under HIPAA;
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

In addition to the laws above, we may see more stringent state and federal privacy legislation in 2023 and beyond, including potential changes to HIPAA, the enactment of a broad federal consumer privacy law, and the enactment of broad consumer privacy laws in various states. The enactment of such legislation and increased focus on data protection may be more likely as the increased cyber-attacks during COVID-19 have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions, and as federal and state lawmakers look to the EU General Data Protection Regulation as an example of a stringent data protection law enacted in other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. Further, we are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In March 2020, the HHS Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking and create significant new requirements for healthcare industry participants. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business. Additionally, on December 1, 2022, the HHS Office for Civil Rights issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined the HHS Office for Civil Rights’ position on the use of online tracking technology vendors, when certain information received by such vendors constitutes protected health information under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like the Company, and such vendors. It is unclear at this time what the costs of compliance with the bulletin will be, and what additional risks there may be to our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office building, which we own, is located in Sunrise, Florida and contains 80,000 square feet of office space. We also lease space in medical office buildings affiliated with hospitals and other facilities for our business and medical offices, and other needs. We believe that our facilities and the equipment used in our business are in good condition, in all material respects, and sufficient for our present needs.

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

As of February 10, 2023, we had 190 holders of record of our common stock, and the closing sales price on that date for our common stock was $14.95 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2022, 2021, or 2020. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2017 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2017 through December 31, 2022. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Pediatrix Medical Group, Inc.
S&P 500 Index
S&P 600 Health Care
NYSE Composite Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Base Period	Years Ended December 31,
Company/Index	2017	2018	2019	2020	2021	2022
Pediatrix Medical Group, Inc.	$100.00	$61.75	$52.00	$45.92	$50.92	$27.81
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$177.98	$143.61
S&P 600 Health Care	$100.00	$109.77	$131.87	$173.30	$183.28	$134.84
NYSE Composite Index	$100.00	$88.80	$108.62	$113.40	$134.00	$118.55

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, we withheld 98,932 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
October 1 – October 31, 2022	—	$—	—	(a)
November 1 – November 30, 2022	—	—	—	(a)
December 1 – December 31, 2022	98,932 (b)	14.86	—	(a)
Total	98,932	$14.86	—	(a)

a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.1 million shares for 2023. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $494.5 million as of December 31, 2022.
b)
Shares withheld to satisfy minimum statutory withholding obligations of $1.5 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2022, we did not sell any unregistered shares of our equity securities.

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

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. We ceased providing services in Puerto Rico on December 31, 2022. At December 31, 2022, our national network comprised approximately 2,600 affiliated physicians, including 1,330 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 570 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 240 physicians providing pediatric intensive care, 100 physicians providing pediatric cardiology care, 235 physicians providing hospital-based pediatric care, 55 physicians providing pediatric surgical care and urology services, 45 physicians providing pediatric urgent care, 10 physicians providing pediatric ear, nose and throat services, and four physicians providing pediatric ophthalmology services.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. Economic conditions in the United States (“U.S.”) deteriorated as a result of COVID-19, which impacted patient volumes, although patient volumes have recovered to pre-COVID-19 levels as of December 31, 2022. During the year ended December 31, 2022, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) remained relatively stable as compared to the year ended December 31, 2021. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

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

At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the U.S. Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. Democratic attorneys general and the House appealed the Fifth Circuit’s decision to the United States Supreme Court. On June 17, 2021, the United States Supreme Court in California et al. v. Texas et al. dismissed this judicial challenge to the ACA brought by several states and sided with supporters of the ACA in a way that left the law in effect in its current form. Another potentially existential challenge to the ACA is advancing in federal courts. In Braidwood Management v. Becerra, the plaintiffs argue that the law’s requirement that insurance cover certain preventive services is unconstitutional. In September 2022, a federal district court in Texas ruled in favor of the plaintiffs, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The case is likely to be appealed and may ultimately be resolved by the United States Supreme Court. If the case succeeds, millions of Americans could lose access to preventive care guaranteed by the ACA or be forced to pay out of pocket for these services. Notwithstanding the Supreme Court's ruling, we cannot say for certain whether there will be future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings could have a material impact on our business.

In late 2020 and early 2021, the results of the federal and state elections changed which persons and parties occupy the Office of the President of the United States and the U.S. Senate and many states’ governors and legislatures. In late 2022, the results of the federal elections changed which party controls the U.S. House of Representatives. The current Administration may propose sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options, additional Medicaid expansion or replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 39 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. Recently, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. They also have sought to reduce payments to certain hospitals in some of these states. Additionally, as noted above, Congress is currently considering altering the terms and state remuneration for Medicaid expansion pursuant to the ACA. Should any of these changes take effect, we cannot predict with any assurance the ultimate effect to reimbursements for our services.

2022 Acquisition Activity

During 2022, we acquired one multi-location pediatric urgent care practice and one pediatric gastroenterology practice. Based on our experience, we expect that we can improve the results of acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.

Common Stock Repurchase Programs

In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the twelve months ended December 31, 2022.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $94.0 million remained available for repurchase as of December 31, 2021. Under this share repurchase program, during the year ended December 31, 2022, the Company purchased 4.5 million shares of its common stock for $88.5 million, including $2.9 million to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock. As of December 31, 2022, $5.5 million remained available under this share repurchase program.

We intend to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Transformation and Restructuring Related Initiatives

Beginning in 2019, we developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We had broadly classified these workstreams in four categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. A significant amount of transformational and restructuring related activities were related to our divested anesthesiology services and radiology services medical groups, and we have incurred various expenses related to executive management and board restructuring.

Coronavirus Pandemic (COVID-19)

COVID-19 has had an impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March 2020, our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. We believe COVID-19, either directly or indirectly, also had an impact on our NICU patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Further, in late 2020, we saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the twelve months ended December 31, 2021. Overall, our operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered since that time with no material impacts from any COVID-19 variants in 2021 and 2022.

Due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations received an aggregate of $13.3 million, $26.1 million and $22.0 million in relief payments during the years ended December 31, 2022, 2021 and 2020, respectively.

In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, and we utilized this deferral option throughout 2020. We repaid all of these deferred social security taxes as of December 31, 2022.

Under current tax law, net operating losses can be carried forward indefinitely. The CARES Act enacted rules allowing net operating losses arising in 2020 to be carried back five taxable years. We generated a net operating loss for the 2020 tax year which has been carried back to the 2015 tax year under these provisions to obtain a refund of income tax at the prior 35% corporate tax rate.

Geographic Coverage

During 2022, 2021 and 2020, approximately 65%, 62% and 62%, respectively, of our net revenue from continuing operations was generated by operations in our five largest states. During 2022, 2021 and 2020, our five largest states consisted of Texas, Florida, Georgia, California, and Washington. During 2022, 2021 and 2020, our operations in Texas accounted for approximately 32%, 30% and 29%, respectively, of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue from continuing operations, exclusive of administrative fees and miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Contracted managed care	66%	68%	68%
Government	26%	25%	27%
Other third-parties	6%	5%	4%
Private-pay patients	2%	2%	1%
	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2022, 2021 and 2020 represented approximately 56% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2022.

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

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2022, 2021, or 2020.

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

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2022, our DSO was 53.1 days. We had approximately $1.55 billion in gross accounts receivable for continuing operations outstanding at December 31, 2022, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $7.5 million to $22.4 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 19 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2022, based on our historical experience for continuing operations, a reasonably likely change of 4.0% to 10.0% in our estimates would result in an increase or decrease to net income of $3.1 million to $8.1 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, beginning with the first quarter of 2019, we began reporting adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”) from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. For the year ended December 31, 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the gain on sale of building and for the years ended December 31, 2022 and 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from loss on the early extinguishment of debt. Adjusted EPS from continuing operations has been further adjusted to reflect the impacts from discrete tax events. We have included Adjusted EBITDA and Adjusted EPS in this Form 10-K because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions.

We believe these measures, in addition to income (loss) from continuing operations, net income (loss) and diluted net income (loss) from continuing operations per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the years ended December 31, 2022, 2021 and 2020, refer to the tables below (in thousands, except per share data).

	Years Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations attributable to Pediatrix Medical Group, Inc.	$62,568	$108,014	$(9,580)
Interest expense	39,695	68,722	110,482
Gain on sale of building	—	(7,280)	—
Loss on early extinguishment of debt	57,016	14,532	—
Income tax provision	18,806	27,241	16,728
Depreciation and amortization expense	35,636	32,147	28,441
Transformational and restructuring related expenses	27,312	22,100	73,801
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$241,033	$265,476	$219,872

	Years Ended December 31,
	2022		2021		2020
Weighted average diluted shares outstanding	84,121		85,828		83,395
Income (loss) from continuing operations and diluted (loss) income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$62,568	$0.74	$108,014	$1.26	$(9,580)	$(0.11)
Adjustments (1):
Amortization (net of tax of $2,242, $2,643, and $2,294)	6,727	0.08	7,928	0.09	6,882	0.08
Stock-based compensation (net of tax of $3,596, $4,742, and $5,281)	10,788	0.13	14,226	0.16	15,843	0.19
Transformational and restructuring related expenses (net of tax of $6,828, $5,525, and $18,450)	20,484	0.24	16,575	0.19	55,351	0.66
Gain on sale of building (net of tax of $1,820)	—	—	(5,460)	(0.06)	—	—
Loss on early extinguishment of debt (net of tax of $14,254 and $3,633)	42,762	0.51	10,899	0.13	—	—
Net impact from discrete tax events	(3,370)	(0.04)	(12,156)	(0.14)	10,541	0.13
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$139,959	$1.66	$140,026	$1.63	$79,037	$0.95

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the years ended December 31, 2022, 2021 and 2020, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our continuing operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2022	2021	2020
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Practice salaries and benefits	70.1	67.9	68.9
Practice supplies and other operating expenses	6.2	5.2	5.2
General and administrative expenses	11.7	13.8	14.4
Gain on sale of building	—	(0.4)	—
Depreciation and amortization	1.8	1.7	1.6
Transformational and restructuring related expenses	1.4	1.2	4.2
Total operating expenses	91.2	89.4	94.3
Income from operations	8.8	10.6	5.7
Non-operating expense, net	(4.6)	(3.5)	(5.3)
Income from continuing operations before income taxes	4.2	7.1	0.4
Income tax provision	(1.0)	(1.4)	(1.0)
Income (loss) from continuing operations	3.2%	5.7%	(0.6)%

Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021

Our net revenue attributable to continuing operations was $1.97 billion for the year ended December 31, 2022, as compared to $1.91 billion for 2021. The increase in revenue of $60.8 million, or 3.2%, was primarily attributable to increases in revenue from net acquisitions, partially offset by a decrease in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue decreased by $20.6 million, or 1.1%. The decrease in same-unit net revenue was comprised of a decrease of $50.2 million, or 2.7%, from net reimbursement-related factors, partially offset by an increase of $29.6 million, or 1.6%, related to patient service volumes. The net decrease in revenue related to net reimbursement-related factors was primarily due to a decrease in revenue related to certain revenue cycle management transition activities, a decrease in CARES Act relief and an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by increases in revenue from contract and administrative fees received from our hospital partners. The increase in revenue from patient service volumes was related to increases across all our hospital-based and office-based women’s and children’s services.

Practice salaries and benefits attributable to continuing operations increased $85.8 million, or 6.6%, to $1.38 billion for the year ended December 31, 2022, as compared to $1.30 billion for 2021. Of the $85.8 million increase, $83.2 million was related to salaries and $2.6 million was related to benefits and incentive compensation. The increase in salaries was driven by acquisitions and organic growth activities as well as clinical compensation increases in our existing units. The net increase in benefits and incentive compensation reflects higher benefits costs as a result of increased salaries expense and an increase in medical malpractice expense, partially offset by lower incentive compensation expense based on overall operating results.

Practice supplies and other operating expenses attributable to continuing operations increased $21.2 million, or 21.1%, to $121.7 million for the year ended December 31, 2022, as compared to $100.5 million for 2021. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions as well as increases in the same categories but to a lesser extent at our existing units.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses decreased by $32.0 million, or 12.1%, to $231.4 million for the year ended December 31, 2022, as compared to $263.4 million for 2021. The net decrease of $32.0 million is primarily related to a net savings in revenue cycle management expenses, salaries and benefit cost reductions from net staffing reductions, lower incentive compensation expense based on operating results and lower professional fees, primarily legal expenses. General and administrative expenses as a percentage of net revenue was 11.7% for the year ended December 31, 2022, as compared to 13.8% for the same period in 2021.

Gain on sale of building was $7.3 million for the year ended December 31, 2021 and resulted from the sale of our secondary corporate office building during the second quarter.

Transformational and restructuring related expenses attributable to continuing operations were $27.3 million for the year ended December 31, 2022, as compared to $22.1 million for 2021. The increase of $5.2 million reflects an increase in position eliminations expense, partially offset by decreases in contract termination costs and lower consulting fees.

Depreciation and amortization expense attributable to continuing operations was $35.6 million for the year ended December 31, 2022, as compared to $32.1 million for 2021. The increase was primarily related to an increase in depreciation expense at our existing units for information technology and other equipment as well as for acquisitions, partially offset by lower amortization expenses related to intangible assets at our existing units.

Income from operations attributable to continuing operations decreased $30.2 million, or 14.9%, to $172.7 million for the year ended December 31, 2022, as compared to $202.9 million for 2021. Our operating margin was 8.8% for the year ended December 31, 2022, as compared to 10.6% for the same period in 2021. The decrease in our operating margin was primarily due to lower same-unit revenue, including CARES Act relief and net increases in overall operating expenses, partially offset by favorable impacts from net acquisitions. Excluding the transformational and restructuring related expenses and gain on sale of building our income from operations attributable to continuing operations was $200.0 million and $217.7 million, and our operating margin was 10.1% and 11.4% for the year ended December 31, 2022 and 2021, respectively. We believe excluding the impacts from the transformational and restructuring related activity and gain on sale of building provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $91.3 million for the year ended December 31, 2022, as compared to $67.7 million for 2021. The net increase in non-operating expenses was primarily related to an increase of $42.5 million in loss on early extinguishment of debt from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022 as compared to the loss associated with the redemption of our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) in January 2021, partially offset by lower interest expense on lower debt balances in 2022. In addition, there was a decrease in other income of $9.8 million for the year ended December 31, 2022, as compared to the same period in 2021, related to the transition services provided to the buyers of our divested medical groups. Overall, during the year ended December 31, 2022, a net increase to non-operating expense of $52.5 million from the loss on early extinguishment of debt and lower other income was partially offset by a decrease of $29.0 million in interest expense related to the issuance of our 5.375% unsecured senior notes due 2030 (the “2030 Notes"), as compared to the interest expense on the 2027 Notes.

Our effective income tax rate attributable to continuing operations was 23.1% for the year ended December 31, 2022, compared to 20.1% for the year ended December 31, 2021. The tax rate for the year ended December 31, 2022 includes a net discrete tax benefit of $3.4 million, primarily related to a change in estimate for the liability for uncertain tax positions due to lapse of statutes of limitations. The tax rate for the year ended December 31, 2021 includes a net discrete tax benefit of $12.2 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal tax rate. After excluding discrete tax impacts, for the years ended December 31, 2022 and 2021, our tax rates were 27.3% and 29.1%, respectively. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate. The decrease in the effective tax rate for the year ended December 31, 2022 as compared to 2021, after excluding discrete tax impacts, is primarily due to a year-over-year reduction in nondeductible expenses.

Income from continuing operations was $62.6 million for the year ended December 31, 2022, as compared to $108.0 million for 2021. Adjusted EBITDA from continuing operations was $241.0 million for the year ended December 31, 2022, as compared to $265.5 million for 2021.

Diluted income from continuing operations per common and common equivalent share was $0.74 on weighted average shares outstanding of 84.1 million for the year ended December 31, 2022, as compared to $1.26 on weighted average shares outstanding of 85.8 million for 2021. Adjusted EPS from continuing operations was $1.66 for the year ended December 31, 2022, as compared to $1.63 for 2021. The decrease in weighted average shares outstanding resulted from the share repurchases completed during 2022.

Income from discontinued operations, net of tax, was $3.8 million for the year ended December 31, 2022, as compared to $23.0 million for 2021. Diluted income from discontinued operations per common and common equivalent share was $0.05 for the year ended December 31, 2022, as compared to $0.27 for 2021.

Net income was $66.3 million for the year ended December 31, 2022, as compared $131.0 million for 2021. Diluted net income per common and common equivalent share was $0.79 for the year ended December 31, 2022, as compared to $1.53 for 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had $9.8 million of cash and cash equivalents attributable to continuing operations as compared to $387.4 million at December 31, 2021. Additionally, we had working capital attributable to continuing operations of $1.0 million at December 31, 2022, a decrease of $412.2 million from our working capital from continuing operations of $413.2 million at December 31, 2021. The net decrease in working capital is primarily due to the redemption of the 2027 Notes in February 2022, partially offset by the issuance of the 2030 Notes also in February 2022.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating activities	$182,312	$113,760	$153,888
Investing activities	(56,954)	(55,423)	(58,346)
Financing activities	(487,554)	(760,116)	(2,910)

Operating Activities

We generated cash flow from operating activities for continuing operations of $182.3 million, $113.8 million and $153.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The net increase in cash flow provided of $68.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to an increase in cash flow from accounts receivable and income taxes, partially offset by a decrease in cash flow from lower earnings, changes in accounts payable and accrued expenses and prepaid expenses and other assets.

During the year ended December 31, 2022, cash outflow related to accounts receivable for continuing operations was $5.5 million, as compared to $72.7 million for the same period in 2021. The increase in cash flow from accounts receivable for the year ended December 31, 2022 was primarily due to lower increases in ending accounts receivable balances at existing units.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 53.1 days at December 31, 2022 as compared to 55.2 days at December 31, 2021.

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

We generated cash flow from operating activities for continuing operations of $113.8 million and $153.9 million for the years ended December 31, 2021 and 2020, respectively. The net decrease in cash flow was primarily due to a decrease in cash flow from accounts receivable, deferred income taxes and accounts payable and accrued expenses, partially offset by an increase in cash from higher earnings and changes in prepaid expenses and other assets.

Investing Activities

During the year ended December 31, 2022, our net cash used in investing activities for continuing operations of $57.0 million consisted primarily of capital expenditures of $29.7 million and acquisitions payments of $28.2 million. During the year ended December 31, 2021, our net cash used in investing activities for continuing operations of $55.4 million consisted of capital expenditures of $32.2 million, acquisitions payments of $29.9 million and the payment associated with a strategic investment of $20.0 million, partially offset by net proceeds from the sale of a building of $24.7 million and net proceeds from maturities or sale of investments of $1.4 million. During the year ended December 31, 2020, our net cash used in investing activities for continuing operations of $58.3 million consisted primarily of capital expenditures of $28.8 million and net purchases of investments of $28.4 million.

Financing Activities

During the year ended December 31, 2022, our net cash used in financing activities for continuing operations of $487.6 million primarily consisted of $1.0 billion related to the redemption of the 2027 Notes, including the call premium, the repurchase of $88.5 million of our common stock, payments of $9.4 million on our Term A Loan (as defined below), and payments for financing costs of $8.6 million, partially offset by $400.0 million in proceeds from the issuance of the 2030 Notes and $250.0 million from our Term A Loan. During the year ended December 31, 2021, our net cash used in financing activities for continuing operations primarily consisted of $760.1 million related to the redemption of the 2023 Notes, $4.7 million related to the repurchase of our common stock and payments of $2.8 million for capital leases, partially offset by proceeds from the issuance of common stock of $6.9 million. During the year ended December 31, 2020, our net cash used in financing activities for continuing operations of $2.9 million primarily consisted of the repurchase of $8.5 million of our common stock and payments of $1.2 million for capital leases, partially offset by proceeds from the issuance of common stock of $7.0 million.

Liquidity

On February 11, 2022, we issued $400 million of 2030 Notes. We used the net proceeds from the issuance of the 2030 Notes, together with $100 million drawn under our Revolving Credit Line (as defined below), $250 million of Term A Loan (as defined below) and approximately $308 million of cash on hand, to redeem (the “Redemption”) our 2027 Notes, which had an outstanding principal balance of $1.0 billion, and to pay costs, fees and expenses associated with the Redemption and the Credit Agreement Amendment (as defined below).

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

Also in connection with the Redemption, we amended and restated the Credit Agreement (the “Credit Agreement Amendment”) concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders.

The Credit Agreement, as amended by the Credit Agreement Amendment (the "Amended Credit Agreement"), matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50% and (c) Term SOFR for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if we select a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on our consolidated net leverage ratio.

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

At December 31, 2022, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes.

The exercise of employee stock options and the purchase of common stock by participants in our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), and our 2015 Non-Qualified Stock Purchase Plan (the “SPP”) generated cash proceeds of $5.4 million, $6.9 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2022 was $307.9 million, of which $32.2 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $54.7 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

At December 31, 2022, the Company had long term capital requirements comprised primarily of $400.0 million in senior notes, $70.7 million of operating lease liabilities and $12.9 million of finance lease liabilities. At December 31, 2022, our total liability for uncertain tax positions was $3.0 million.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Amended Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund expenses related to our transformational and restructuring activities, fund our share repurchase programs and meet our contractual obligations as described above for at least the next 12 months from the date of issuance of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or Term SOFR rate depending on certain financial ratios. At December 31, 2022, we had an outstanding principal balance of $244.6 million on our Amended Credit Agreement, composed of $240.6 million under our Term A Loan and $4.0 million under our Revolving Credit Line. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of $2.4 million per year.

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

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pediatrix Medical Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

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

Valuation of Patient Services Accounts Receivable – Allowance for Contractual Adjustments and Uncollectibles

As described in Notes 2 and 5 to the consolidated financial statements, patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Payments for services rendered are generally less than billed charges. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by third party payors for such services. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates the allowance for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Patient services accounts receivable makes up a significant portion of the Company’s consolidated net accounts receivable balance of $296.8 million as of December 31, 2022.

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

/s/ PricewaterhouseCoopers LLP

Hallandale Beach, Florida

February 17, 2023

We have served as the Company’s auditor since 1999.

Pediatrix Medical Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,824	$387,391
Short-term investments	93,239	99,715
Accounts receivable, net	296,787	301,775
Prepaid expenses	14,878	18,538
Income taxes receivable	—	14,249
Other current assets	13,261	18,896
Total current assets	427,989	840,564
Property and equipment, net	73,290	70,154
Goodwill	1,532,092	1,505,430
Intangible assets, net	18,491	21,565
Operating and finance lease right-of-use assets	66,924	65,461
Deferred income tax assets	105,925	88,344
Other assets	123,176	131,028
Total assets	$2,347,887	$2,722,546
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued expenses	$374,225	$394,118
Current portion of debt and finance lease liabilities, net	14,898	2,490
Current portion of operating lease liabilities	21,589	19,684
Income taxes payable	16,271	11,074
Total current liabilities	426,983	427,366
Line of credit	4,000	—
Long-term debt and finance lease liabilities, net	632,381	1,002,258
Long-term operating lease liabilities	44,213	41,396
Long-term professional liabilities	275,629	271,093
Deferred income tax liabilities	33,638	41,409
Other liabilities	39,411	42,332
Total liabilities	1,456,255	1,825,854
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 82,947 and 86,423 shares issued and outstanding, respectively	829	864
Additional paid-in capital	983,601	1,049,696
Accumulated other comprehensive (loss) income	(3,735)	1,317
Retained deficit	(89,063)	(155,390)
Total Pediatrix Medical Group, Inc. shareholders’ equity	891,632	896,487
Noncontrolling interest	—	205
Total equity	891,632	896,692
Total liabilities and equity	$2,347,887	$2,722,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2022	2021	2020
Net revenue	$1,972,021	$1,911,191	$1,733,951
Operating expenses:
Practice salaries and benefits	1,383,319	1,297,477	1,193,940
Practice supplies and other operating expenses	121,669	100,472	90,690
General and administrative expenses	231,397	263,357	248,947
Gain on sale of building	—	(7,280)	—
Depreciation and amortization	35,636	32,147	28,441
Transformational and restructuring related expenses	27,312	22,100	73,801
Total operating expenses	1,799,333	1,708,273	1,635,819
Income from operations	172,688	202,918	98,132
Investment and other income	3,671	13,652	17,913
Interest expense	(39,695)	(68,722)	(110,482)
Loss on early extinguishment of debt	(57,016)	(14,532)	—
Equity in earnings of unconsolidated affiliates	1,722	1,912	1,585
Total non-operating expenses	(91,318)	(67,690)	(90,984)
Income from continuing operations before income taxes	81,370	135,228	7,148
Income tax provision	(18,806)	(27,241)	(16,728)
Income (loss) from continuing operations	62,564	107,987	(9,580)
Income (loss) from discontinued operations, net of tax	3,767	22,950	(786,908)
Net income (loss)	66,331	130,937	(796,488)
Net loss attributable to noncontrolling interest	4	27	—
Net income (loss) attributable to Pediatrix Medical Group, Inc.	$66,335	$130,964	$(796,488)
Other comprehensive (loss) income, net of tax
Unrealized holding (loss) gain on investments, net of tax of $1,694, $742 and $1,157	(5,051)	(2,213)	3,452
Total comprehensive income (loss) attributable to Pediatrix Medical Group, Inc.	$61,284	$128,751	$(793,036)
Per common and common equivalent share data:
Income (loss) from continuing operations:
Basic	$0.75	$1.27	$(0.11)
Diluted	$0.74	$1.26	$(0.11)
Income (loss) from discontinued operations:
Basic	$0.04	$0.27	$(9.44)
Diluted	$0.05	$0.27	$(9.44)
Net income (loss) attributable to Pediatrix Medical Group, Inc.:
Basic	$0.79	$1.54	$(9.55)
Diluted	$0.79	$1.53	$(9.55)
Weighted average common shares:
Basic	83,467	84,832	83,395
Diluted	84,121	85,828	83,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
Balance at December 31, 2019	84,248	$842	$987,942	$510,212	$1,498,996
Net loss	—	—	—	(796,488)	(796,488)
Contribution from noncontrolling interests, net of loss(1)	—	—	—	232	232
Unrealized holding gain on investments, net of tax (1)	—	—	—	3,452	3,452
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	538	5	7,004	—	7,009
Issuance of restricted stock and conversion of deferred stock to common stock	1,450	15	(15)	—	—
Stock-based compensation expense	—	—	43,009	—	43,009
Forfeitures of restricted stock	(173)	(2)	2	—	—
Repurchased common stock	(470)	(4)	(8,489)	—	(8,493)
Balance at December 31, 2020	85,593	$856	$1,029,453	$(282,592)	$747,717
Net income	—	—	—	130,964	130,964
Net loss attributable to noncontrolling interests(1)	—	—	—	(27)	(27)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(2,213)	(2,213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	321	3	6,849	—	6,852
Issuance of restricted stock	736	7	(7)	—	—
Stock-based compensation expense	—	—	18,118	—	18,118
Forfeitures of restricted stock	(55)	—	—	—	—
Repurchased common stock	(172)	(2)	(4,717)	—	(4,719)
Balance at December 31, 2021	86,423	$864	$1,049,696	$(153,868)	$896,692
Net income	—	—	—	66,335	66,335
Dissolution of and net loss attributable to noncontrolling interests(1)	—	—	8	(214)	(206)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(5,051)	(5,051)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	287	3	5,393	—	5,396
Issuance of restricted stock	841	8	(8)	—	—
Stock-based compensation expense	—	—	16,977	—	16,977
Forfeitures of restricted stock	(60)	(1)	1	—	—
Repurchased common stock	(4,544)	(45)	(88,466)	—	(88,511)
Balance at December 31, 2022	82,947	$829	$983,601	$(92,798)	$891,632

(1)
Presented within retained (deficit) earnings as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$66,335	$130,964	$(796,488)
(Income) loss from discontinued operations	(3,767)	(22,950)	786,908
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	35,636	32,147	28,441
Amortization of premiums, discounts and issuance costs	1,765	4,335	7,163
Loss on early extinguishment of debt	57,016	14,532	—
Stock-based compensation expense	16,127	18,968	39,042
Deferred income taxes	(22,771)	(31,239)	36,292
Gain on sale of building	—	(7,280)	—
Other	144	(2,350)	(198)
Changes in assets and liabilities:
Accounts receivable	(5,543)	(72,731)	37,937
Prepaid expenses and other current assets	15,928	41,530	(47,956)
Other long-term assets	17,196	9,799	13,916
Accounts payable and accrued expenses	420	21,326	47,908
Income taxes receivable (payable)	18,225	(2,285)	(6,931)
Payment of contingent consideration liabilities	—	(11)	—
Long-term professional liabilities	5,600	1,523	4,336
Other liabilities	(19,999)	(22,518)	3,518
Net cash provided by operating activities – continuing operations	182,312	113,760	153,888
Net cash (used in) provided by operating activities – discontinued operations	(15,371)	(37,023)	50,732
Net cash provided by operating activities	166,941	76,737	204,620
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(28,167)	(29,930)	(2,225)
Purchases of investments	(17,346)	(15,052)	(61,845)
Proceeds from maturities or sales of investments	16,889	16,496	33,432
Purchases of property and equipment	(29,708)	(32,249)	(28,788)
Proceeds from sale of building	—	24,728	—
Strategic investments	—	(20,000)	—
Other	1,378	584	1,080
Net cash used in investing activities – continuing operations	(56,954)	(55,423)	(58,346)
Net cash provided by investing activities – discontinued operations	—	2,350	873,857
Net cash (used in) provided by investing activities	(56,954)	(53,073)	815,511
Cash flows from financing activities:
Borrowings on credit agreement	830,000	—	527,500
Payments on credit agreement	(826,000)	—	(527,500)
Redemption of senior notes, including call premium	(1,046,880)	(759,848)	—
Proceeds from issuance of senior notes and term loan	650,000	—	—
Payments on term loan	(9,375)	—	—
Payments for credit facility amendment and financing costs	(8,621)	—	(510)
Payments of contingent consideration liabilities	—	(189)	—
Payments on finance lease obligations	(2,916)	(2,809)	(1,161)
Proceeds from issuance of common stock	5,396	6,853	7,009
Repurchases of common stock	(88,511)	(4,719)	(8,493)
Contribution from noncontrolling interests	—	—	245
Other	9,353	596	—
Net cash used in financing activities – continuing operations	(487,554)	(760,116)	(2,910)
Net cash used in financing activities – discontinued operations	—	—	(1,248)
Net cash used in financing activities	(487,554)	(760,116)	(4,158)
Net (decrease) increase in cash and cash equivalents	(377,567)	(736,452)	1,015,973
Cash, cash equivalents at beginning of year	387,391	1,123,843	107,870
Cash and cash equivalents at end of year	$9,824	$387,391	$1,123,843
Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Interest	$116,235	$86,537	$110,488
Income taxes	$26,908	$54,728	$(27,775)
Non-cash investing and financing activities:
Equipment financed through finance leases	$282	$6,762	$12,507
Property and equipment included in accounts payable	$2,589	$2,300	$2,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General:

On July 1, 2022, effective after the close of the market, the Company changed its corporate name from “Mednax, Inc.” to “Pediatrix Medical Group, Inc.” signifying the Company's return to its core focus in caring for women, babies and children. The Company’s common stock continues to trade on the New York Stock Exchange under the ticker symbol “MD.”

The principal business activity of Pediatrix Medical Group, Inc. (“Pediatrix” or the “Company”) and its subsidiaries is to provide neonatal, maternal-fetal and other pediatric subspecialty physician services. The Company has contracts with affiliated business corporations or professional associations, limited liability companies and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company ceased providing services in Puerto Rico effective December 31, 2022. The Company and its affiliated professional contractors also have contracts with hospitals and other healthcare facilities to provide physician services, which include (i) fee-for-service contracts, whereby hospitals and other customers agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

The Company is a party to a joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity. The Company is also a party to a joint venture in which it owns a 51% economic interest and for which it is deemed the primary beneficiary. The equity interest of the outside investor in the equity of this consolidated entity is accounted for and presented as noncontrolling interest on the Company’s Consolidated Balance Sheets. The results from operations attributable to the noncontrolling interest are presented separately on the Company’s Consolidated Statements of Income and Comprehensive Income.

In 2020, the Company divested its anesthesiology services and radiology services medical groups. The operating results of these medical groups are reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020.

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

The following table summarizes the Company’s net revenue from continuing operations by service line (in percentages):

	Years Ended December 31,
	2022	2021	2020
Neonatology and other pediatric subspecialties	79%	77%	77%
Maternal-fetal medicine	16%	18%	18%
Pediatric cardiology	5%	5%	5%
	100%	100%	100%

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from GHC Programs made up approximately 21% of net accounts receivable related to continuing operations at December 31, 2022 and 2021.

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

In connection with certain acquisitions, the Company enters into agreements to pay additional amounts in cash or common stock based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability or equity on the Company’s Consolidated Balance Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The Company completed annual impairment tests for its continuing operations in the third quarter of each of 2022, 2021 and 2020 and determined that goodwill was not impaired. See Note 8 – Goodwill and Intangible Assets for more information. For 2022, 2021 and 2020, the Company elected to perform the qualitative assessment, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it was more likely than not that the fair value of its single reporting unit exceeded its carrying value, including goodwill. The Company considered the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2022 pursuant to current accounting standards.

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at December 31, 2022 and 2021 (in thousands):

		Fair Value
	Fair Value Category	December 31, 2022	December 31, 2021
Assets:
Money market funds	Level 1	$1,415	$2,442
Short-term investments	Level 2	93,239	99,715
Mutual funds	Level 1	14,544	18,542

The following table presents information about the Company’s financial instruments that are not carried at fair value at December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2027 Notes	—	—	1,000,000	1,047,190
2030 Notes	400,000	344,000	—	—

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

3. Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March 2020, the Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. The Company believes COVID-19, either directly or indirectly, also had an impact on its neonatology intensive care unit (“NICU”) patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect its NICU patient volumes or otherwise adversely affect its NICU and related neonatology business. Further, in late 2020, the Company saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the year ended December 31, 2021. Overall, the Company’s operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants in 2021 or 2022.

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

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding of the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $13.3 million, $26.1 million and $22.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and while the Company utilized this deferral option throughout 2020, it repaid all of the deferred amounts as of December 31, 2022.

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

4. Investments:

Investments held are summarized as follows (in thousands):

	December 31,
	2022	2021
Corporate securities	$61,385	$72,964
Municipal debt securities	14,377	13,215
U.S. Treasury securities	10,205	5,205
Certificates of deposit	3,710	4,404
Federal home loan securities	3,562	3,927
	$93,239	$99,715

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2022	2021
Gross accounts receivable	$1,548,492	$1,393,584
Allowance for contractual adjustments and uncollectibles	(1,251,705)	(1,091,809)
	$296,787	$301,775

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net patient service revenue	$1,688,818	$1,641,323	$1,481,331
Hospital contract administrative fees	262,931	240,022	218,495
Other revenue	20,272	29,846	34,125
	$1,972,021	$1,911,191	$1,733,951

The following is a summary of the Company’s payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and other miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Contracted managed care	66%	68%	68%
Government	26%	25%	27%
Other third-parties	6%	5%	4%
Private-pay patients	2%	2%	1%
	100%	100%	100%

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

The Company’s annual price increases typically increase contractual adjustments as a percentage of gross patient service revenue. This increase is primarily due to Medicare, Medicaid and other GHC Programs that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills these programs, like other payors, on a gross-charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

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

6. Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Building	$8,286	$8,286
Land	2,032	2,032
Equipment and other	235,190	224,524
	245,508	234,842
Accumulated depreciation	(172,218)	(164,688)
	$73,290	$70,154

The Company recorded depreciation expense of $26.7 million, $21.6 million and $19.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7. Business Combinations:

During the year ended December 31, 2022, the Company completed the acquisition of one multi-location pediatric urgent care practice and one pediatric gastroenterology practice for total consideration of $31.3 million, of which $26.5 million was paid in cash at closing and $4.8 million is recorded as contingent consideration liabilities. These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services and particularly expanded its presence in the pediatric primary and urgent care service line. In connection with these acquisitions, the Company recorded tax deductible goodwill of $26.7 million, other intangible assets consisting primarily of physician and hospital agreements of $2.3 million, fixed assets of $2.2 million and other non-current assets of $0.1 million.

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

8. Goodwill and Intangible Assets:

Goodwill was $1.53 billion and $1.51 billion at December 31, 2022 and 2021, respectively. Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter of 2022 and determined that goodwill was not impaired.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$101,325	$(85,457)	$15,868
Other technology	8,695	(6,072)	2,623
	$110,020	$(91,529)	$18,491

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$101,542	$(83,440)	$18,102
Other technology	7,801	(4,338)	3,463
	$109,343	$(87,778)	$21,565

During the year ended December 31, 2022, the Company recorded intangible assets related to acquisitions totaling $2.3 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately 13 years.

Amortization expense for intangible assets was $6.4 million, $8.0 million and $7.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2023	$5,173
2024	3,561
2025	2,095
2026	1,426
2027	1,140

9. Discontinued Operations:

The Company divested its anesthesiology services medical group in May 2020. During the year ended December 31, 2022, the Company recorded a net decrease to the loss on sale of $3.4 million, primarily for certain transaction related true ups.

The Company divested its radiology services medical group in December 2020. During the year ended December 31, 2022, the Company recorded a net decrease of $0.4 million to the loss on sale, primarily for certain transaction related true ups, with the loss for the year ended December 31, 2022 representing the Company's best estimate of the final working capital true up that is expected to be settled during the first quarter of 2023.

The net changes to the losses on sale are reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2022 as relevant.

10. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021

Accounts payable	$31,857	$36,645
Accrued salaries and incentive compensation	197,831	213,974
Accrued payroll taxes and benefits	34,983	34,994
Accrued professional liabilities	32,232	37,729
Accrued interest	8,921	29,052
Other accrued expenses	68,401	41,724
	$374,225	$394,118

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

The table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of December 31, 2022 and 2021 (dollars in thousands):

	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$55,796	$51,283
Liabilities:
Current portion of operating lease liabilities	21,589	19,684
Long-term portion of operating lease liabilities	44,213	41,396
Other Information:
Weighted-average remaining lease term	3.9 years	3.7 years
Weighted average discount rate	4.6%	4.7%

The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Operating lease costs	$22,293	$19,907
Variable lease costs	6,640	5,060
Other operating lease costs	4,218	4,235
Total operating lease costs	$33,151	$29,202

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Operating cash flows for operating leases	$37,549	$34,054

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2022 (in thousands):

December 31, 2022
2023	$21,994
2024	19,242
2025	12,162
2026	7,634
2027	4,496
Thereafter	5,175
Total minimum lease payments	70,703
Less: Amount of payments representing interest	(4,901)
Present value of future minimum lease payments	65,802
Less: Current obligations	(21,589)
Long-term portion of operating leases	$44,213

12. Accrued Professional Liabilities:

At December 31, 2022 and 2021, the Company’s total accrued professional liabilities of $307.9 million and $308.8 million, respectively, included incurred but not reported loss reserves of $215.5 million and $211.2 million, respectively, and loss reserves for reported claims of $92.4 million and $97.6 million, respectively. Of the total liability at December 31, 2022, $32.2 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $54.7 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies. These reserves include the accrued professional liabilities for the Company’s continuing operations as reflected in the table below as well as certain retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups that were divested in 2020.

The activity related to the Company’s accrued professional liability for continuing operations, excluding the retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups, for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$190,127	$174,803	$151,397
Liabilities recognized, offset by insurance receivable	(2,692)	(2,299)	3,922
Provision (adjustment) for losses related to:
Current year	53,180	56,016	45,674
Prior years	(4,056)	(14,231)	(1,551)
Total provision for losses	49,124	41,785	44,123
Claim payments related to:
Current year	(73)	(59)	(59)
Prior years	(36,925)	(24,103)	(24,580)
Total payments	(36,998)	(24,162)	(24,639)
Balance at end of year	$199,561	$190,127	$174,803

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2022 and 2021 were primarily related to certain changes in the Company’s claims experience that impacted its provision for losses.

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

Also in connection with the Redemption, the Company amended its credit agreement (the “Credit Agreement”, and such amendment, the "Credit Agreement Amendment"), concurrently with the issuance of the 2030 Notes. The Credit Agreement Amendment, among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders.

The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”) matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of the Company's subsidiaries and affiliated professional contractors. At the Company's option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50% and (c) Term Secured Overnight Financing Rate ("SOFR") for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on the Company's consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if the Company selects a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on the Company's consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on the Company's consolidated net leverage ratio.

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

The carrying value of the Company’s long-term debt was $637.2 million and $989.7 million at December 31, 2022 and 2021, respectively, and consisted of the following (in thousands):

	December 31, 2022
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$400,000	$(5,069)	$394,931
Revolving line of credit	4,000	(1,489)	2,511
Term A loan	240,625	(827)	239,798
Total	$644,625	$(7,385)	$637,240

	December 31, 2021
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$1,000,000	$(9,712)	$990,288
Revolving line of credit	—	(628)	(628)
Total	$1,000,000	$(10,340)	$989,660

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit and term loan arrangements, as a direct deduction from the carrying value of that long-term debt. The Company had no outstanding letters of credit at December 31, 2022. At December 31, 2022, the Company had an available balance on its Amended Credit Agreement of $446.0 million.

The carrying values of the Company’s variable rate revolving line of credit and term A loan approximate fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2027 Notes and 2030 Notes, for relevant periods, were estimated using trading prices as of December 31, 2022 and 2021, respectively, as Level 2 inputs to estimate fair value for relevant periods and are summarized as follows (in thousands):

	December 31,
	2022	2021
2027 Notes	$—	$1,047,190
2030 Notes	344,000	—

The Company redeemed the full principal balance of its 2027 Notes in February 2022.

The Company’s finance lease obligations, related to equipment used in its newborn hearing screen program, consist of the following (in thousands):

	December 31,
	2022	2021
Finance lease obligations	$11,128	$14,178
Less: Current portion	(2,398)	(2,490)
Long-term portion	$8,730	$11,688

14. Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2022	2021	2020
Federal:
Current	$38,877	$41,592	$(16,610)
Deferred	(19,679)	(20,373)	28,719
	19,198	21,219	12,109
State:
Current	2,700	16,888	(2,954)
Deferred	(3,092)	(10,866)	7,573
	(392)	6,022	4,619
Total	$18,806	$27,241	$16,728

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.

The effective tax rate for continuing operations was 23.1%, 20.1% and 234.0% for the years ended December 31, 2022, 2021 and 2020, respectively. The effective tax rate for the year ended December 31, 2021 includes a $10.8 million benefit related to a change in estimate of an income tax receivable based on loss carryback provisions under the CARES Act which allow 2020 net operating loss to be carried back for refund at prior 35% federal tax rate. The income tax receivable resulted from a mutual agreement reached with the buyer of our former anesthesiology services medical group to treat a portion of the divestiture as an asset sale for tax purposes. The effective tax rate for the year ended December 31, 2020 was not meaningful due to a significant reduction in pre-tax income as a result of the impacts from transformational and restructuring related expenses and COVID-19.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2022	2021	2020
Tax at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	1.53	4.72	24.34
Non-deductible expenses	1.48	3.42	60.44
Equity compensation adjustments	1.35	0.77	98.61
Change in accrual estimates relating to uncertain tax positions	(3.28)	(1.08)	4.22
Change in valuation allowance	1.72	(0.26)	23.67
Other, net	(0.69)	(0.46)	1.71
Change in tax law	─	(7.97)	─
Income tax provision	23.11%	20.14%	233.99%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Allowance for uncollectible accounts	$152,526	$135,280
Reserves and accruals	66,969	55,549
Stock-based compensation	3,694	3,303
Operating loss and other carryforwards	28,773	29,045
Capital loss carryforwards	422,793	428,805
Operating lease assets	19,096	18,960
Property and equipment	2,481	1,967
Other	256	686
Deferred tax assets before valuation allowance	696,588	673,595
Less: Valuation allowance	(429,260)	(441,529)
Deferred tax assets, net of valuation allowance	267,328	232,066
Gross deferred tax liabilities:
Amortization	(176,398)	(168,505)
Operating lease liabilities	(16,510)	(16,439)
Other	(2,133)	(187)
Total deferred tax liabilities	(195,041)	(185,131)
Net deferred tax assets	$72,287	$46,935

The Company’s net deferred tax assets were $72.3 million as of December 31, 2022, as compared to $46.9 million at December 31, 2021. The increase in net deferred tax assets of $25.4 million during the year ended December 31, 2022 was primarily related to an increase in deferred tax assets related to the allowance for uncollectible accounts of $17.2 million, valuation allowance of $12.2 million and reserves and accruals of $11.4 million, partially offset by an increase in deferred tax liabilities for amortization of $7.9 million. The decrease in valuation allowance was predominantly offset by adjustments to the carrying value of corresponding deferred tax assets.

For the years ended December 31, 2022, 2021 and 2020, income tax expense of $1.1 million, $1.0 million and $7.1 million, respectively, was recognized for excess tax deficiencies associated with equity compensation.

The Company has $1.71 billion of capital loss carryforwards as of December 31, 2022 which were generated from disposal of its former anesthesiology and radiology services medical groups, of which $1.69 billion expire in 2025 and $25.9 million expire in 2027. As of December 31, 2022, management has determined that it is more likely than not that the tax benefits related to these carryforwards will not be realized and has recorded a full valuation allowance against the related deferred tax assets. Additionally, the Company has net operating loss carryforwards for federal and state tax purposes totaling $46.7 million, $61.7 million and $35.4 million at December 31, 2022, 2021 and 2020, respectively. With respect to the December 31, 2022 balance, $26.4 million expires at various times from 2033 through 2042, and $20.3 million does not expire.

As of December 31, 2022, 2021 and 2020, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $2.8 million, $4.9 million and $6.2 million, respectively. As of December 31, 2022, the Company had $2.8 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$4,928	$6,168	$7,409
Increases (decreases) related to prior year tax positions	379	—	(1,041)
Increases related to current year tax positions	800	900	100
Decreases related to divestitures	—	—	(300)
Decreases related to lapse of statutes of limitation	(3,269)	(2,140)	—
Balance at end of year	$2,838	$4,928	$6,168

During the year ended December 31, 2022, the Company decreased its liability for uncertain tax positions by $2.1 million, primarily related to expiration of statutes of limitation, partially offset by additional taxes on current year and prior year positions. During the year ended December 31, 2021, the Company decreased its liability for uncertain tax positions by $1.2 million, primarily related to expiration of statutes of limitation, partially offset by additional taxes on current year positions. In addition, the Company anticipates that its liability for uncertain tax positions will increase by $0.5 million over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. During the year ended December 31, 2022, 2021 and 2020, the Company included $0.3 million, $0.4 million and $0.5 million, respectively, of interest and penalties in income tax expense. At December 31, 2022 and 2021, the Company's accrued liability for interest and penalties related to income tax liabilities totaled $0.2 million and $0.8 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2019 through 2021.

15. Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Weighted average number of common shares outstanding	83,467	84,832	83,395
Weighted average number of dilutive common share equivalents (a)	654	996	—
Weighted average number of common and common equivalent shares outstanding	84,121	85,828	83,395
Antidilutive securities (restricted stock and stock options) not included in the diluted net income per common share calculation	406	11	1,034

(a)
Due to a loss from continuing operations for the year ended December 31, 2020, incremental shares of 0.6 million are not included because the effect would be antidilutive.

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

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2022, the Company granted 0.8 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At December 31, 2022, the Company had 9.3 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2022, approximately 0.3 million shares were issued under the ESPP. At December 31, 2022, the Company had approximately 2.5 million shares reserved for issuance under the ESPP. At December 31, 2022, the Company had approximately 61,000 shares reserved for issuance under the SPP. No shares have been issued under the SPP in 2022.

The Company recognized $14.4 million, $19.0 million and $21.1 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2022, 2021 and 2020, respectively. This excludes accelerated stock-based compensation expense related to certain position eliminations that is included within transformational and restructuring related expenses.

The activity related to the Company's restricted stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2022 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2022	1,143,806	$25.68
Awarded	841,196	$22.64
Forfeited	(59,555)	$24.46
Vested	(730,050)	$26.14
Non-vested shares at December 31, 2022	1,195,397	$23.32

The aggregate fair value of the restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 was $19.1 million, $25.1 million and $59.3 million, respectively.

The weighted average grant-date fair value of restricted stock awards that were granted during the years ended December 31, 2022, 2021 and 2020 was $22.64, $25.17 and $23.54, respectively.

At December 31, 2022, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of 1.5 years was $10.7 million.

The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2022 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	887,731	$16.91
Awarded	—
Exercised	—
Expired	—
Outstanding at December 31, 2022	887,731	$16.91	0.88	$—
Exercisable at December 31, 2022	887,731	$16.91	0.88	$—

At December 31, 2022, there was no remaining unrecognized stock compensation expense for stock options.

17. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the year ended December 31, 2022.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $5.5 million remained available for repurchase as of December 31, 2022. Under this share repurchase program, during the year ended December 31, 2022, the Company purchased 4.5 million shares of its common stock for $88.5 million, of which 0.2 million shares and $2.9 million, respectively, were for shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

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

18. Retirement Plans:

The Company maintained two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”) through December 31, 2022. The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense for its continuing operations of $22.6 million, $21.0 million and $19.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to the 401(k) Plans. The Company ceased providing services in Puerto Rico on December 31, 2022, and accordingly, the Puerto Rico 401(k) Plan will no longer be maintained beginning on January 1, 2023.

19. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2022 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company's independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2022 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 13, 2023, the Company appointed Dr. Curtis Pickert, M.D. as the Company’s Executive Vice President and Chief Operating Officer. Dr. Pickert joined the Company in 2009 and most recently served as the Company’s Chief Physician Executive. Previously, he served as the Company’s Executive Vice President, Clinical Services Division, President of the Clinical Services Division, Chief Medical Officer of the Western Division, and

Vice President, South Central Region for the Company’s Pediatrix Division. Dr. Pickert earned his medical degree and completed his residency in pediatrics at the University of Kansas. He is board-certified in pediatrics and pediatric critical care medicine. In recognition of his appointment as Executive Vice President and Chief Operating Officer, Dr. Pickert will receive (i) an increase in his annual base salary to $500,000 and (ii) an increase in his annual bonus opportunity to 100% of his annual base salary.

There are no arrangements or understandings between Dr. Pickert and any other person pursuant to which he was appointed as Executive Vice President and Chief Operating Officer of the Company and no family relationships between Dr. Pickert and any director or executive officer of the Company. Other than as described in this Item 9B., since the beginning of the Company’s last fiscal year, the Company has not engaged in any transactions, and there are no proposed transactions, or series of similar transactions, in which the Company was or is to be a participant and in which Dr. Pickert had a direct or indirect material interest in which the amount involved exceeds or exceeded $120,000.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2023 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2023 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER Equity Compensation PlanS

The following table provides information as of December 31, 2022, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	887,731 (1)		9,309,438 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	887,731		9,309,438

(1)
All shares are issuable under the Amended and Restated 2008 Incentive Plan.
(2)
Under the Amended and Restated 2008 Incentive Plan, 9,309,438 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 2,531,728 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2023 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2023 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2023 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2022, 2021 and 2020, is included in this Form 10-K as set forth below (in thousands).

Pediatrix Medical Group, Inc.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2022	2021	2020
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$1,091,310	$791,842	$746,388
Amount charged against operating revenue	5,921,519	5,436,786	4,776,447
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(5,761,124)	(5,137,318)	(4,730,993)
Balance at end of year	$1,251,705	$1,091,310	$791,842

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b) Exhibits

2.1

Securities Purchase Agreement, dated October 10, 2019, by and between Mednax Services, Inc. and FH MD Buyer, Inc. (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K, filed on October 10, 2019).**

2.2

Securities Purchase Agreement, dated as of May 6, 2020, by and between Mednax Services, Inc. and NMSC II, LLC (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K filed on May 12, 2020).**

2.3

Securities Purchase Agreement, dated as of September 9, 2020, by and between Mednax Services, Inc. and Radiology Partners, Inc. (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K filed on September 15, 2020).**

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2022).
3.2	Amended and Restated By-laws of Mednax, Inc. (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated November 19, 2021).
4.1

Form of 5.375% Senior Notes due 2030 (incorporated by reference to Exhibit A of the Seventh Supplemental Indenture filed as Exhibit 4.3 to Pediatrix’s Current Report on Form 8-K dated February 14, 2022).

4.2

Indenture, dated as of December 8, 2015, by and between Mednax, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K dated December 8, 2015).

4.3

First Supplemental Indenture dated as of December 8, 2015 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to Pediatrix’s Current Report on Form 8-K dated December 8, 2015).

4.4

Second Supplemental Indenture dated as of March 30, 2017 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.4 to Pediatrix’s Annual Report on Form 10-K for the period ended December 31, 2017).

4.5

Third Supplemental Indenture dated as of November 9, 2017 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.5 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.6

Fourth Supplemental Indenture dated as of November 13, 2018 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.7 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.7

Sixth Supplemental Indenture dated as of February 21, 2019 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2019).

4.8

Seventh Supplemental Indenture dated as of February 11, 2021 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Pediatrix’s Current Report on Form 8-K dated February 14, 2022).

4.9	Description of Securities of Mednax, Inc. (incorporated by reference to Exhibit 4.10 to Pediatrix’s Annual Report on Form 10-K for the period ended December 31, 2019).
10.1

Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Fifth Third Bank, Mizuho Bank, Ltd., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Bank, National Association as Syndication Agents, and BBVA Compass, Citizens Bank, N.A., PNC Bank, Regions Bank, and U.S. Bank National Association, as Senior Documentation Agents and BB&T as Documentation Agent. JPMorgan Chase Bank, N.A, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., SunTrust Robinson Humphrey, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, acted as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended September 30, 2017).

10.2

Amendment No. 1, dated as of November 21, 2018, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc. certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.10 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 2018).

10.3

Amendment No. 2, dated as of March 28, 2019, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2019).

10.4

Amendment No.3, dated as of March 25, 2020, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2020).

10.5†

Amendment No.4, dated as of February 11, 2022, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated February 14, 2022).

10.6

Amended and Restated Mednax, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).*

10.7	2015 Non-Qualified Stock Purchase Plan of Mednax, Inc., dated September 14, 2015 (incorporated by reference to Exhibit B to Pediatrix’s Proxy Statement dated September 18, 2015).*
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

10.11

Mednax, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).*

10.12

Mednax, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13

Mednax, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.14

Employment Agreement, dated July 12, 2020, by and between Mednax Services, Inc. and Mark S. Ordan (incorporated by Reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on July 30, 2020).*

10.15

Employment Agreement, effective September 8, 2020, by and between Mednax Services, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.4 to Pediatrix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).*

10.16

Employment Agreement, effective September 27, 2020, by and between Mednax Services, Inc. and Dominic J. Andreano (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).*

10.17

Amended and Restated Employment Agreement, effective February 15, 2022, by and between Mednax Services, Inc. and Mary Ann E. Moore (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated February 17, 2022).*

10.18

Amended and Restated Employment Agreement, effective September 27, 2020, by and between Mednax Services, Inc. and Roger Mack Hinson, M.D. (incorporated by reference to Exhibit 10.24 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 18, 2021).*

10.19

Second Amended and Restated Employment Agreement, effective August 1, 2022, by and between PMG Services, Inc. and James D. Swift, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022).*

10.20

Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.21††

Services Agreement, dated May 12, 2021, by and between Mednax Services, Inc. and R1 RCM Inc. (incorporated by Reference to Exhibit 10.3 to Pediatrix’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021).

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

Pediatrix Medical Group, Inc.

Date:	February 17, 2023	By:	/s/ James D. Swift, M.D.
James D. Swift, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Swift, M.D.	Chief Executive Officer	February 17, 2023
James D. Swift, M.D.	(Principal Executive Officer)

/s/ C. Marc Richards	Chief Financial Officer	February 17, 2023
C. Marc Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark S. Ordan	Director and Executive Chair of the Board	February 17, 2023
Mark S. Ordan

/s/ Guy P. Sansone	Lead Independent Director	February 17, 2023
Guy P. Sansone

/s/ Laura A. Linynsky	Director	February 17, 2023
Laura A. Linynsky

/s/ Thomas A. McEachin	Director	February 17, 2023
Thomas A. McEachin

/s/ Roger J. Medel, M.D.	Director	February 17, 2023
Roger J. Medel, M.D.

/s/ Michael A. Rucker	Director	February 17, 2023
Michael A. Rucker

/s/ John M. Starcher, Jr.	Director	February 17, 2023
John M. Starcher, Jr.

/s/ Shirley A. Weis	Director	February 17, 2023
Shirley A. Weis