Form 10-Q
period 2023-03-31
Pediatrix Medical Group, Inc.
filed 2023-05-02
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On April 28, 2023, the registrant had outstanding 83,759,495 shares of Common Stock, par value $.01 per share.

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,124	$9,824
Short-term investments	96,709	93,239
Accounts receivable, net	278,739	296,787
Prepaid expenses	14,951	14,878
Other current assets	12,069	13,261
Total current assets	408,592	427,989
Property and equipment, net	72,928	73,290
Goodwill	1,532,092	1,532,092
Intangible assets, net	17,487	18,491
Operating and finance lease right-of-use assets	66,793	66,924
Deferred income tax assets	102,778	105,925
Other assets	119,381	123,176
Total assets	$2,320,051	$2,347,887
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$226,675	$374,225
Current portion of debt and finance lease liabilities, net	14,914	14,898
Current portion of operating lease liabilities	21,058	21,589
Income taxes payable	21,571	16,271
Total current liabilities	284,218	426,983
Line of credit	114,000	4,000
Long-term debt and finance lease liabilities, net	628,814	632,381
Long-term operating lease liabilities	43,977	44,213
Long-term professional liabilities	268,922	275,629
Deferred income tax liabilities	32,703	33,638
Other liabilities	37,646	39,411
Total liabilities	1,410,280	1,456,255
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 83,634 and 82,947 shares issued and outstanding, respectively	836	829
Additional paid-in capital	986,923	983,601
Accumulated other comprehensive loss	(3,131)	(3,735)
Retained deficit	(74,857)	(89,063)
Total shareholders’ equity	909,771	891,632
Total liabilities and shareholders' equity	$2,320,051	$2,347,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$491,008	$482,229
Operating expenses:
Practice salaries and benefits	362,235	343,155
Practice supplies and other operating expenses	30,720	28,489
General and administrative expenses	59,059	61,287
Depreciation and amortization	8,953	8,769
Transformational and restructuring related expenses	—	1,421
Total operating expenses	460,967	443,121
Income from operations	30,041	39,108
Investment and other income	634	875
Interest expense	(10,390)	(11,818)
Loss on early extinguishment of debt	—	(57,016)
Equity in earnings of unconsolidated affiliate	427	505
Total non-operating expenses	(9,329)	(67,454)
Income (loss) from continuing operations before income taxes	20,712	(28,346)
Income tax (provision) benefit	(6,506)	7,401
Income (loss) from continuing operations	14,206	(20,945)
Loss from discontinued operations, net of tax	—	(247)
Net income (loss)	14,206	(21,192)
Net loss attributable to noncontrolling interest	—	4
Net income (loss) attributable to Pediatrix Medical Group, Inc.	$14,206	$(21,188)
Other comprehensive income (loss), net of tax
Unrealized holding gain (loss) on investments, net of tax of $227 and $894	604	(2,668)
Total comprehensive income (loss) attributable to Pediatrix Medical Group, Inc.	$14,810	$(23,856)
Per common and common equivalent share data:
Net income (loss) attributable to Pediatrix Medical Group, Inc.:
Basic	$0.17	$(0.25)
Diluted	$0.17	$(0.25)
Weighted average common shares:
Basic	81,894	85,405
Diluted	82,318	85,405

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
2023
Balance at January 1, 2023	82,947	$829	$983,601	$(3,735)	$(89,063)	$891,632
Net income	—	—	—	—	14,206	14,206
Unrealized holding gain on investments, net of tax	—	—	—	604	—	604
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	86	—	1,095	—	—	1,095
Issuance of restricted stock	871	9	(9)	—	—	—
Forfeitures of restricted stock	(221)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,009	—	—	3,009
Repurchased common stock	(49)	—	(775)	—	—	(775)
Balance at March 31, 2023	83,634	$836	$986,923	$(3,131)	$(74,857)	$909,771
2022
Balance at January 1, 2022	86,423	$864	$1,049,696	$1,317	$(155,185)	$896,692
Net loss	—	—	—	—	(21,188)	(21,188)
Dissolution of and net loss attributable to noncontrolling interest (1)	—	—	10	—	(213)	(203)
Unrealized holding loss on investments, net of tax	—	—	—	(2,668)	—	(2,668)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	50	—	1,174	—	—	1,174
Issuance of restricted stock	766	8	(8)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	4,435	—	—	4,435
Repurchased common stock	(50)	—	(1,166)	—	—	(1,166)
Balance at March 31, 2022	87,184	$872	$1,054,141	$(1,351)	$(176,586)	$877,076

(1)
Net loss component is presented within retained deficit on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$14,206	$(21,188)
Income from discontinued operations	—	247
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,953	8,769
Amortization of premiums, discounts and issuance costs	393	577
Loss on early extinguishment of debt	—	57,016
Stock-based compensation expense	3,009	4,435
Deferred income taxes	2,008	2,389
Other	(391)	(605)
Changes in assets and liabilities:
Accounts receivable	21,345	(20,152)
Prepaid expenses and other current assets	(4,470)	16,212
Other long-term assets	952	863
Accounts payable and accrued expenses	(150,125)	(159,271)
Income taxes payable	5,299	17,216
Long-term professional liabilities	2,378	2,684
Other liabilities	(4,201)	877
Net cash used in operating activities – continuing operations	(100,644)	(89,931)
Net cash used in operating activities - discontinued operations	(273)	(7,551)
Net cash used in operating activities	(100,917)	(97,482)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(1,667)	(25,667)
Purchases of investments	(9,549)	(1,272)
Proceeds from maturities or sales of investments	6,865	7,712
Purchases of property and equipment	(6,999)	(7,145)
Other	—	99
Net cash used in investing activities	(11,350)	(26,273)
Cash flows from financing activities:
Borrowings on credit agreement	216,000	248,500
Payments on credit agreement	(106,000)	(99,500)
Payments on term loan	(3,125)	—
Redemption of senior notes, including call premium	—	(1,046,880)
Proceeds from senior notes and term loan	—	650,000
Payments for financing costs	—	(7,924)
Payments on finance lease obligations	(703)	(747)
Proceeds from issuance of common stock	1,095	1,174
Repurchases of common stock	(775)	(1,166)
Other	2,075	86
Net cash provided by (used in) financing activities	108,567	(256,457)
Net decrease in cash and cash equivalents	(3,700)	(380,212)
Cash and cash equivalents at beginning of period	9,824	387,391
Cash and cash equivalents at end of period	$6,124	$7,179

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

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

2. Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company's affiliated clinicians. Beginning in mid-March 2020 and throughout the second quarter of 2020, the Company's operating results were significantly impacted by COVID-19, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants since that time. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, the Company is unable to predict the ultimate impact of COVID-19 on its business, financial condition, results of operations, cash flows and the trading price of its securities at this time.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations recognized an aggregate of $10.4 million during the three months ended March 31, 2022.

3. Cash Equivalents and Investments:

As of March 31, 2023 and December 31, 2022, the Company's cash equivalents consisted entirely of money market funds totaling $2.5 million and $1.4 million, respectively.

Investments held are all classified as current and at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Corporate securities	$62,730	$61,385
Municipal debt securities	13,552	14,377
U.S. Treasury securities	10,255	10,205
Certificates of deposit	4,594	3,710
Federal home loan securities	5,578	3,562
	$96,709	$93,239

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2023	December 31, 2022
Assets:
Money market funds	Level 1	$2,471	$1,415
Short-term investments	Level 2	96,709	93,239
Mutual Funds	Level 1	15,743	14,544

The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$361,000	400,000	344,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Gross accounts receivable	$1,467,937	$1,548,492
Allowance for contractual adjustments and uncollectibles	(1,189,198)	(1,251,705)
	$278,739	$296,787

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2023	2022
Net patient service revenue	$423,184	$406,035
Hospital contract administrative fees	65,989	63,526
Other revenue	1,835	12,668
	$491,008	$482,229

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2023	2022
Contracted managed care	67%	67%
Government	26	26
Other third-parties	6	5
Private-pay patients	1	2
	100%	100%

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$35,333	$31,857
Accrued salaries and incentive compensation	67,767	197,831
Accrued payroll taxes and benefits	28,355	34,983
Accrued professional liabilities	26,062	32,232
Accrued interest	3,235	8,921
Other accrued expenses	65,923	68,401
	$226,675	$374,225

The net decrease in accrued salaries and incentive compensation of $130.0 million, from December 31, 2022 to March 31, 2023, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2023. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

7. Line of Credit and Long-Term Debt:

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

Also in connection with the Redemption, the Company amended its credit agreement (the “Credit Agreement”, and such amendment, the "Credit Agreement Amendment"), concurrently with the issuance of the 2030 Notes. The Credit Agreement Amendment, among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders.

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

At March 31, 2023, the Company had an outstanding principal balance on the Amended Credit Agreement of $351.5 million, composed of $237.5 million under the Term A Loan and $114.0 million under the Revolving Credit Line. The Company had $336.0 million available on its Amended Credit Agreement at March 31, 2023.

At March 31, 2023, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average number of common shares outstanding	81,894	85,405
Weighted average number of dilutive common share equivalents	424	—
Weighted average number of common and common equivalent shares outstanding (a)	82,318	85,405
Antidilutive securities (restricted stock and stock options) not included in the diluted net income per common share calculation	1,377	248

(a) Due to a loss from continuing operations for the three months ended March 31, 2022, 0.9 million incremental shares are not included because the effect would be antidilutive.

9. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2023, the Company granted 0.7 million shares of restricted stock to its employees under the Amended and Restated 2008 Incentive Plan. At March 31, 2023, the Company had 8.0 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2023, approximately 0.1 million shares were issued under the ESPP. At March 31, 2023, the Company had approximately 2.4 million shares reserved for issuance under the ESPP. At March 31, 2023, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $3.0 million and $4.4 million, respectively.

10. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2023.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $5.5 million remained available for repurchase as of December 31, 2022. Under this share repurchase program, during the three months ended March 31, 2023, the Company purchased a nominal number of shares of its common stock for $0.8 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $4.7 million remaining available for repurchase under this authorization as of March 31, 2023.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2023 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 17, 2023 (the “2022 Form 10-K”). As used in this Quarterly Report, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to the parent company, Pediatrix Medical Group, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “PMG”), together with PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of PMG have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states. We ceased providing services in Puerto Rico on December 31, 2022. The following discussion contains forward-looking statements. Please see the Company’s 2022 Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

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

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2023, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) increased as compared to the three months ended March 31, 2022. We could experience additional shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance or if there are additional impacts from COVID-19 or its variants. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

Coronavirus Pandemic ("COVID-19")

COVID-19 has had an impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March 2020 and continuing throughout the second quarter of 2020, our operating results were significantly impacted by COVID-19, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants since that time. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services is administering this program, and our affiliated physician practices within continuing operations recognized an aggregate of $10.4 million of CARES Act relief within miscellaneous revenue during the three months ended March 31, 2022.

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization ("Adjusted EBITDA") from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three months ended March 31, 2022, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the loss on the early extinguishment of debt.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three months ended March 31, 2023 and 2022, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations attributable to Pediatrix Medical Group, Inc.	$14,206	$(20,941)
Interest expense	10,390	11,818
Loss on early extinguishment of debt	—	57,016
Income tax provision (benefit)	6,506	(7,401)
Depreciation and amortization expense	8,953	8,769
Transformational and restructuring related expenses	—	1,421
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$40,055	$50,682

	Three Months Ended March 31,
	2023		2022
Weighted average diluted shares outstanding	82,318		85,405
Income (loss) from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$14,206	$0.17	$(20,941)	$(0.25)
Adjustments (1):
Amortization (net of tax of $499 and $541)	1,496	0.02	1,621	0.02
Stock-based compensation (net of tax of $752 and $1,109)	2,257	0.03	3,326	0.04
Transformational and restructuring expenses (net of tax of $355)	—	—	1,066	0.01
Loss on early extinguishment of debt (net of tax of $14,254)	—	—	42,762	0.50
Net impact from discrete tax events	720	0.01	492	0.01
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$18,679	$0.23	$28,326	$0.33

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended March 31, 2023 and 2022.

Results of Operations

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022

Our net revenue attributable to continuing operations was $491.0 million for the three months ended March 31, 2023, as compared to $482.2 million for the same period in 2022. The increase in revenue of $8.8 million, or 1.8%, was primarily attributable to an increase in same-unit revenue, partially offset by a decrease in revenue from net acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $9.4 million, or 2.0%. The increase in same-unit net revenue was comprised of an increase of $7.4 million, or 1.6%, related to patient service volumes and $2.0 million, or 0.4%, from net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases in maternal-fetal medicine and other pediatric subspecialty services, partially offset by a modest decline in neonatology. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved cash collections in revenue cycle management, partially offset by decreases in revenue from CARES Act relief and an increase in the percentage of our patients being enrolled in GHC programs.

Practice salaries and benefits attributable to continuing operations increased $19.0 million, or 5.6%, to $362.2 million for the three months ended March 31, 2023, as compared to $343.2 million for the same period in 2022. Of the $19.0 million increase, $17.2 million was related to salaries, driven by increases in clinical compensation at our existing units, and $1.8 million was related to benefits and incentive compensation, due to increased benefits costs as a result of increased salaries expense, partially offset by lower incentive compensation expense.

Practice supplies and other operating expenses attributable to continuing operations increased $2.2 million, or 7.8%, to $30.7 million for the three months ended March 31, 2023, as compared to $28.5 million for the same period in 2022. The increase was primarily attributable to practice supply, rent and other costs related to our existing units, including an increase in medical supplies and other miscellaneous expenses as compared to the prior year period.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $59.1 million for the three months ended March 31, 2023, as compared to $61.3 million for the same period in 2022. The net decrease of $2.2 million was primarily related to salaries and benefit cost reductions from net staffing reductions and decreases in other expenses including travel and insurance. General and administrative expenses as a percentage of net revenue was 12.0% for the three months ended March 31, 2023, as compared to 12.7% for the same period in 2022.

Transformational and restructuring related expenses attributable to continuing operations were $1.4 million for three months ended March 31, 2022 and primarily related to position eliminations.

Depreciation and amortization expense attributable to continuing operations was $9.0 million for the three months ended March 31, 2023, as compared to $8.8 million for the same period in 2022. The net increase of $0.2 million was primarily related to an increase in depreciation expense at our existing units for information technology and other equipment.

Income from operations attributable to continuing operations decreased $9.1 million, or 23.2%, to $30.0 million for the three months ended March 31, 2023, as compared to $39.1 million for the same period in 2022. Our operating margin was 6.1% for the three months ended March 31, 2023, as compared to 8.1% for the same period in 2022. The decrease in our operating margin was primarily due to a decrease in CARES Act relief and net unfavorable impacts in our same-unit results driven by higher operating expenses, partially offset by same-unit revenue increases and lower general and administrative expenses. Excluding transformation and restructuring related expenses for the three months ended March 31, 2022, our income from operations attributable to continuing operations was $40.5 million and our operating margin was 8.4% for such period. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $9.3 million for the three months ended March 31, 2023, as compared to $67.5 million for the same period in 2022. The net decrease in non-operating expenses was primarily related to a decrease of $57.0 million in loss on early extinguishment of debt from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 31.4% for the three months ended March 31, 2023 as compared to 26.1% for the three months ended March 31, 2022. The first quarter 2023 and 2022 tax rates include discrete tax expenses of $0.7 million and $0.5 million, respectively. After excluding discrete tax impacts during the three months ended March 31, 2023 and 2022, our tax rate was 27.9% for both periods. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income attributable to Pediatrix Medical Group, Inc. was $14.2 million for the three months ended March 31, 2023, as compared to loss of $21.2 million for the same period in 2022. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $40.1 million for the three months ended March 31, 2023, as compared to $50.7 million for the same period in 2022. The decrease in our Adjusted EBITDA was primarily due to a decrease in CARES Act relief and net unfavorable impacts in our same-unit results, primarily from higher operating expenses.

Diluted net income from continuing operations per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.17 on weighted average shares outstanding of 82.3 million for the three months ended March 31, 2023, as compared to loss from continuing operations of $0.25 per common and common equivalent share on weighted average shares outstanding of 85.4 million for the same period in 2022. Adjusted EPS from continuing operations was $0.23 for the three months ended March 31, 2023, as compared to $0.33 for the same period in 2022. The decrease in weighted average shares outstanding resulted from the share repurchases completed during 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $6.1 million of cash and cash equivalents attributable to continuing operations as compared to $9.8 million at December 31, 2022. Additionally, we had working capital attributable to continuing operations of $124.4 million at March 31, 2023, an increase of $123.4 million from working capital of $1.0 million at December 31, 2022. The net increase in working capital is primarily due to net borrowings on our line of credit.

Cash Flows from Continuing Operations

Cash (used in) provided from operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating activities	$(100,644)	$(89,931)
Investing activities	(11,350)	(26,273)
Financing activities	108,567	(256,457)

Operating Activities from Continuing Operations

During the three months ended March 31, 2023, our net cash used in operating activities for continuing operations was $100.6 million, compared to $89.9 million for the same period in 2022. The net increase in cash used of $11.0 million was primarily due to decreases in cash outflow from income taxes, prepaid expenses and other current assets and other liabilities, partially offset by increases in cash flow from accounts receivable and higher earnings.

During the three months ended March 31, 2023, cash flow from accounts receivable for continuing operations increased by $21.3 million, as compared to a decrease of $20.2 million for the same period in 2022. The increase in cash flow from accounts receivable for the three months ended March 31, 2023 as compared to the prior year period was primarily due to improved cash collections at existing units.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 51.1 days at March 31, 2023 as compared to 53.1 days at December 31, 2022 and 59.2 days at March 31, 2022. The improvement in our DSO was primarily related to improved cash collections at our existing units.

Investing Activities from Continuing Operations

During the three months ended March 31, 2023, our net cash used in investing activities for continuing operations of $11.4 million consisted primarily of capital expenditures of $7.0 million and net purchases of investments of $2.7 million.

Financing Activities from Continuing Operations

During the three months ended March 31, 2023, our net cash provided by financing activities for continuing operations of $108.6 million primarily consisted of net borrowings on our Revolving Credit Line (as defined below) of $110.0 million.

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

At March 31, 2023, we had an outstanding principal balance on the Amended Credit Agreement of $351.5 million, composed of $237.5 million under the Term A Loan and $114.0 million under the Revolving Credit Line. We had $336.0 million available on the Amended Credit Agreement at March 31, 2023.

At March 31, 2023, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At March 31, 2023, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2023.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2023 was $295.0 million, of which $26.1 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $50.1 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Amended Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund expenses, if any, related to our transformational and restructuring activities, fund our share repurchase programs and meet our contractual obligations for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2022 Form 10-K, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At March 31, 2023, the outstanding principal balance on our Amended Credit Agreement was $351.5 million, composed of $237.5 million under our Term A Loan and $114.0 million under our Revolving Credit Line. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $3.5 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we withheld 49,307 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
January 1 – January 31, 2023	—	$—	—	(a)
February 1 – February 28, 2023	—	—	—	(a)
March 1 – March 31, 2023	49,307 (b)	15.74	—	(a)
Total	49,307	$15.74	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.1 million shares for 2023. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $495.3 million as of March 31, 2023.
(b)
Shares withheld to satisfy minimum statutory withholding obligations of $0.8 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

On April 26, 2023, the Company, through PMG Services, Inc., a subsidiary of the Company, entered into a third amended and restated employment agreement with James D. Swift, M.D., the Company’s Chief Executive Officer (the “Swift Agreement”), an amended and restated employment agreement with C. Marc Richards, the Company’s Executive Vice President and Chief Financial Officer (the “Richards Agreement”), and a second amended and restated employment agreement with Mary Ann E. Moore, the Company’s Executive Vice President, General Counsel and Secretary (the “Moore Agreement” and, together with the Swift Agreement and the Richards Agreement, the “Employment Agreements”).

Each of the Employment Agreements has a term of three years, unless sooner terminated, and will automatically renew for successive one-year periods until terminated. Each of the Employment Agreements provides that the respective executive is to receive, among other things and subject to certain exceptions and conditions set forth therein, (i) an annual base salary ($650,000 for Dr. Swift, $500,000 for Mr. Richards and $475,000 for Ms. Moore); (ii) a target annual incentive bonus equal to a percentage of the executive’s annual base salary (125% for Dr.

Swift and 100% for each of Mr. Richards and Ms. Moore) based on the performance of the Company and the executive to be determined by the Compensation and Talent Committee of the Board of Directors of the Company; (iii) benefits and perquisites consistent with those provided to other senior executive officers of the Company; and (iv) severance for a termination without “cause” or for “good reason” equal to 24 months of base salary, one and one-half times the greater of the executive’s target annual performance bonus or average annual performance bonus for the three prior years, a pro rata bonus for the year of termination, the continuation of certain benefits for specified periods, accelerated vesting of all time-based equity awards and vesting of all performance-based equity awards based upon actual performance.

The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the Swift Agreement, the Richards Agreement and the Moore Agreement, copies of which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No. Description

4.1+

Eighth Supplemental Indenture dated as of March 31, 2023 to the Indenture, dated as of December 8, 2015, by and among Pediatrix Medical Group, Inc. (f/k/a Mednax, Inc.), certain of its subsidiaries and U.S. Bank Trust Company, National Association, as Trustee.

10.1+	Third Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and James D. Swift, M.D.
10.2+	Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and C. Marc Richards.
10.3+	Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Mary Ann E. Moore.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1+	Interactive Data File
101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Schema Document.
101.CAL+	XBRL Calculation Linkbase Document.
101.DEF+	XBRL Definition Linkbase Document.
101.LAB+	XBRL Label Linkbase Document.
101.PRE+	XBRL Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pediatrix Medical Group, Inc.

Date: May 2, 2023	By: /s/ James D. Swift, M.D.
James D. Swift, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2023	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)