Form 10-Q
period 2023-06-30
Pediatrix Medical Group, Inc.
filed 2023-08-03
CIK 893949

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On July 28, 2023, the registrant had outstanding 83,941,842 shares of Common Stock, par value $.01 per share.

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,849	$9,824
Short-term investments	98,490	93,239
Accounts receivable, net	270,852	296,787
Prepaid expenses	12,461	14,878
Other current assets	10,115	13,261
Total current assets	397,767	427,989
Property and equipment, net	73,334	73,290
Goodwill	1,532,092	1,532,092
Intangible assets, net	16,800	18,491
Operating and finance lease right-of-use assets	67,088	66,924
Deferred income tax assets	101,600	105,925
Other assets	116,829	123,176
Total assets	$2,305,510	$2,347,887
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$277,680	$374,225
Current portion of debt and finance lease liabilities, net	14,919	14,898
Current portion of operating lease liabilities	21,567	21,589
Income taxes payable	6,152	16,271
Total current liabilities	320,318	426,983
Line of credit	41,000	4,000
Long-term debt and finance lease liabilities, net	625,273	632,381
Long-term operating lease liabilities	43,066	44,213
Long-term professional liabilities	263,784	275,629
Deferred income tax liabilities	37,767	33,638
Other liabilities	31,927	39,411
Total liabilities	1,363,135	1,456,255
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 83,841 and 82,947 shares issued and outstanding, respectively	838	829
Additional paid-in capital	991,630	983,601
Accumulated other comprehensive loss	(3,518)	(3,735)
Retained deficit	(46,575)	(89,063)
Total shareholders’ equity	942,375	891,632
Total liabilities and shareholders' equity	$2,305,510	$2,347,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$500,577	$486,033	$991,585	$968,262
Operating expenses:
Practice salaries and benefits	354,032	330,757	716,267	673,912
Practice supplies and other operating expenses	31,089	29,843	61,809	58,332
General and administrative expenses	58,013	61,165	117,072	122,452
Depreciation and amortization	8,945	8,775	17,898	17,544
Transformational and restructuring related expenses	—	5,338	—	6,759
Total operating expenses	452,079	435,878	913,046	878,999
Income from operations	48,498	50,155	78,539	89,263
Investment and other income	1,189	844	1,823	1,719
Interest expense	(11,230)	(8,409)	(21,620)	(20,227)
Loss on early extinguishment of debt	—	—	—	(57,016)
Equity in earnings of unconsolidated affiliate	490	443	917	948
Total non-operating expenses	(9,551)	(7,122)	(18,880)	(74,576)
Income from continuing operations before income taxes	38,947	43,033	59,659	14,687
Income tax provision	(10,665)	(12,332)	(17,171)	(4,931)
Income from continuing operations	28,282	30,701	42,488	9,756
Loss from discontinued operations, net of tax	—	(3,565)	—	(3,812)
Net income	28,282	27,136	42,488	5,944
Net loss attributable to noncontrolling interest	—	—	—	4
Net income attributable to Pediatrix Medical Group, Inc.	$28,282	$27,136	$42,488	$5,948
Other comprehensive (loss) income, net of tax
Unrealized holding (loss) gain on investments, net of tax of $126, $414, $353 and $1,308	(387)	(1,234)	217	(3,902)
Total comprehensive income attributable to Pediatrix Medical Group, Inc.	$27,895	$25,902	$42,705	$2,046
Per common and common equivalent share data:
Net income attributable to Pediatrix Medical Group, Inc.:
Basic	$0.34	$0.32	$0.52	$0.07
Diluted	$0.34	$0.32	$0.52	$0.07
Weighted average common shares:
Basic	82,399	85,078	82,033	85,190
Diluted	82,664	85,619	82,377	85,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
2023
Balance at January 1, 2023	82,947	$829	$983,601	$(3,735)	$(89,063)	$891,632
Net income	—	—	—	—	14,206	14,206
Unrealized holding gain on investments, net of tax	—	—	—	604	—	604
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	86	—	1,095	—	—	1,095
Issuance of restricted stock	871	9	(9)	—	—	—
Forfeitures of restricted stock	(221)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,009	—	—	3,009
Repurchased common stock	(49)	—	(775)	—	—	(775)
Balance at March 31, 2023	83,634	$836	$986,923	$(3,131)	$(74,857)	$909,771
Net income	—	—	—	—	28,282	28,282
Unrealized holding loss on investments, net of tax	—	—	—	(387)	—	(387)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	126	1	1,593	—	—	1,594
Issuance of restricted stock	93	1	(1)	—	—	—
Forfeitures of restricted stock	(11)	—	—	—	—	—
Stock-based compensation expense	—	—	3,126	—	—	3,126
Repurchased common stock	(1)	—	(11)	—	—	(11)
Balance at June 30, 2023	83,841	$838	$991,630	$(3,518)	$(46,575)	$942,375
2022
Balance at January 1, 2022	86,423	$864	$1,049,696	$1,317	$(155,185)	$896,692
Net loss	—	—	—	—	(21,188)	(21,188)
Dissolution of and net loss attributable to noncontrolling interest (1)	—	—	10	—	(213)	(203)
Unrealized holding loss on investments, net of tax	—	—	—	(2,668)	—	(2,668)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	50	—	1,174	—	—	1,174
Issuance of restricted stock	766	8	(8)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	4,435	—	—	4,435
Repurchased common stock	(50)	—	(1,166)	—	—	(1,166)
Balance at March 31, 2022	87,184	$872	$1,054,141	$(1,351)	$(176,586)	$877,076
Net income	—	—	—	—	27,136	27,136
Unrealized holding loss on investments, net of tax	—	—	—	(1,234)	—	(1,234)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	82	1	1,663	—	—	1,664
Issuance of restricted stock	74	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	5,186	—	—	5,186
Repurchased common stock	(3,275)	(33)	(64,365)	—	—	(64,398)
Balance at June 30, 2022	84,060	$841	$996,624	$(2,585)	$(149,450)	$845,430

(1)
Net loss component is presented within retained deficit on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$42,488	$5,948
Loss from discontinued operations	—	3,812
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,898	17,544
Amortization of premiums, discounts and issuance costs	733	857
Loss on early extinguishment of debt	—	57,016
Stock-based compensation expense	6,135	8,771
Deferred income taxes	8,376	(1,894)
Other	(900)	(1,577)
Changes in assets and liabilities:
Accounts receivable	28,900	(15,950)
Prepaid expenses and other current assets	2,141	17,044
Other long-term assets	5,052	6,970
Accounts payable and accrued expenses	(97,315)	(90,986)
Income taxes payable	(12,028)	(12,254)
Long-term professional liabilities	838	(2,768)
Other liabilities	(10,356)	(867)
Net cash used in operating activities – continuing operations	(8,038)	(8,334)
Net cash used in operating activities - discontinued operations	(3,825)	(6,741)
Net cash used in operating activities	(11,863)	(15,075)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(1,667)	(28,167)
Purchases of investments	(17,761)	(12,983)
Proceeds from maturities or sales of investments	12,810	14,039
Purchases of property and equipment	(15,130)	(13,703)
Other	—	1,189
Net cash used in investing activities	(21,748)	(39,625)
Cash flows from financing activities:
Borrowings on credit agreement	421,000	475,000
Payments on credit agreement	(384,000)	(321,500)
Payments on term loan	(6,250)	(3,125)
Redemption of senior notes, including call premium	—	(1,046,880)
Proceeds from senior notes and term loan	—	650,000
Payments for financing costs	—	(8,394)
Payments on finance lease obligations	(1,404)	(1,262)
Proceeds from issuance of common stock	2,689	2,838
Repurchases of common stock	(786)	(65,564)
Other	(1,613)	284
Net cash provided by (used in) financing activities	29,636	(318,603)
Net decrease in cash and cash equivalents	(3,975)	(373,303)
Cash and cash equivalents at beginning of period	9,824	387,391
Cash and cash equivalents at end of period	$5,849	$14,088

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

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

2. Cash Equivalents and Investments:

As of June 30, 2023 and December 31, 2022, the Company's cash equivalents consisted entirely of money market funds totaling $0.7 million and $1.4 million, respectively.

Investments held are all classified as current and at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Corporate securities	$58,894	$61,385
Municipal debt securities	13,463	14,377
U.S. Treasury securities	16,473	10,205
Certificates of deposit	4,136	3,710
Federal home loan securities	5,524	3,562
	$98,490	$93,239

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2023	December 31, 2022
Assets:
Money market funds	Level 1	$655	$1,415
Short-term investments	Level 2	98,490	93,239
Mutual Funds	Level 1	16,522	14,544

The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$368,080	400,000	344,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022

Gross accounts receivable	$1,409,118	$1,548,492
Allowance for contractual adjustments and uncollectibles	(1,138,266)	(1,251,705)
	$270,852	$296,787

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net patient service revenue	$430,383	$418,507	$853,567	$824,542
Hospital contract administrative fees	69,585	65,481	135,574	129,007
Other revenue	609	2,045	2,444	14,713
	$500,577	$486,033	$991,585	$968,262

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contracted managed care	68%	68%	67%	68%
Government	25	27	25	26
Other third-parties	5	3	6	4
Private-pay patients	2	2	2	2
	100%	100%	100%	100%

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$30,992	$31,857
Accrued salaries and incentive compensation	116,869	197,831
Accrued payroll taxes and benefits	31,205	34,983
Accrued professional liabilities	29,001	32,232
Accrued interest	9,370	8,921
Other accrued expenses	60,243	68,401
	$277,680	$374,225

The net decrease in accrued salaries and incentive compensation of $80.9 million, from December 31, 2022 to June 30, 2023, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2023. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

6. Line of Credit and Long-Term Debt:

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

At June 30, 2023, the Company had an outstanding principal balance on the Amended Credit Agreement of $275.4 million, composed of $234.4 million under the Term A Loan and $41.0 million under the Revolving Credit Line. The Company had $409.0 million available on its Amended Credit Agreement at June 30, 2023.

At June 30, 2023, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	82,399	85,078	82,033	85,190
Weighted average number of dilutive common share equivalents	265	541	344	724
Weighted average number of common and common equivalent shares outstanding	82,664	85,619	82,377	85,914
Antidilutive securities (restricted stock and stock options) not included in the diluted net income per common share calculation	1,338	569	1,358	409

8. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2023, the Company granted 0.8 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2023, the Company had 8.1 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2023, approximately 0.2 million shares were issued under the ESPP. At June 30, 2023, the Company had approximately 2.3 million shares reserved for issuance under the ESPP. At June 30, 2023, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three and six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $3.1 million and $6.1 million and $4.4 million and $8.8 million, respectively.

9. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2023.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $5.5 million remained available for repurchase as of December 31, 2022. Under this share repurchase program, during the six months ended June 30, 2023, the Company purchased a nominal number of shares of its common stock for $0.8 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $4.7 million remaining available for repurchase under this authorization as of June 30, 2023.

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

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations recognized an aggregate of $0.7 million and $11.1 million during the three and six months ended June 30, 2022, respectively.

11. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2023 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

Pediatrix (formerly known as Mednax, Inc.) is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. We ceased providing services in Puerto Rico on December 31, 2022. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies, primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology, pediatric urology services and pediatric primary and urgent care.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2023, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) remained stable as compared to the three months ended June 30, 2022. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance or if there are additional impacts from COVID-19 or its variants. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services is administering this program, and our affiliated physician practices within continuing operations recognized an aggregate of $0.7 million and $11.1 million of CARES Act relief within miscellaneous revenue during the three and six months ended June 30, 2022, respectively.

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization ("Adjusted EBITDA") from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the six months ended June 30, 2022, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the loss on the early extinguishment of debt.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and six months ended June 30, 2023 and 2022, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations attributable to Pediatrix Medical Group, Inc.	$28,282	$30,701	$42,488	$9,760
Interest expense	11,230	8,409	21,620	20,227
Loss on early extinguishment of debt	—	—	—	57,016
Income tax provision	10,665	12,332	17,171	4,931
Depreciation and amortization expense	8,945	8,775	17,898	17,544
Transformational and restructuring related expenses	—	5,338	—	6,759
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$59,122	$65,555	$99,177	$116,237

	Three Months Ended June 30,
	2023		2022
Weighted average diluted shares outstanding	82,664		85,619
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$28,282	$0.34	$30,701	$0.36
Adjustments (1):
Amortization (net of tax of $512 and $541)	1,533	0.02	1,624	0.02
Stock-based compensation (net of tax of $782 and $1,084)	2,344	0.03	3,252	0.04
Transformational and restructuring expenses (net of tax of $1,335)	—	—	4,003	0.05
Net impact from discrete tax events	150	—	294	—
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$32,309	$0.39	$39,874	$0.47

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023		2022
Weighted average diluted shares outstanding	82,377		85,914
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$42,488	$0.52	$9,760	$0.11
Adjustments (1):
Amortization (net of tax of $1,010 and $1,082)	3,029	0.04	3,245	0.04
Stock-based compensation (net of tax of $1,534 and $2,193)	4,601	0.06	6,578	0.07
Transformational and restructuring expenses (net of tax of $1,690)	—	—	5,069	0.06
Loss on early extinguishment of debt (net of tax of $14,254)	—	—	42,762	0.50
Net impact from discrete tax events	870	—	786	0.01
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$50,988	$0.62	$68,200	$0.79

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the six months ended June 30, 2023 and 2022.

Results of Operations

Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022

Our net revenue attributable to continuing operations was $500.6 million for the three months ended June 30, 2023, as compared to $486.0 million for the same period in 2022. The increase in revenue of $14.6 million, or 3.0%, was primarily attributable to an increase in same-unit revenue, partially offset by a decrease in revenue from net non-same unit activity. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $15.3 million, or 3.2%. The increase in same-unit net revenue was comprised of an increase of $12.5 million, or 2.6%, from net reimbursement-related factors and $2.8 million, or 0.6%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved cash collections in revenue cycle management and an increase in administrative fees from our hospital partners, partially offset by a decrease in revenue from CARES Act relief. The increase in revenue from patient service volumes was related to increases in maternal-fetal medicine and neonatology, partially offset by a modest decline in other hospital-based pediatric subspecialty services.

Practice salaries and benefits attributable to continuing operations increased $23.2 million, or 7.0%, to $354.0 million for the three months ended June 30, 2023, as compared to $330.8 million for the same period in 2022. Of the $23.2 million increase, $13.1 million was related to salaries, driven by increases in clinical compensation at our existing units, and $10.1 million was related to benefits and incentive compensation, due to increases in incentive compensation related to practice results and other benefits costs as a result of increased salaries expense.

Practice supplies and other operating expenses attributable to continuing operations increased $1.3 million, or 4.1%, to $31.1 million for the three months ended June 30, 2023, as compared to $29.8 million for the same period in 2022. The increase was primarily attributable to practice supply, rent and other costs related to our existing units, including an increase in workers compensation expense and medical supplies, as compared to the prior year period.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $58.0 million for the three months ended June 30, 2023, as compared to $61.2 million for the same period in 2022. The net decrease of $3.2 million was primarily related to decreases in expenses across several categories, including information technology professional service fees, insurance and legal fees. General and administrative expenses as a percentage of net revenue was 11.6% for the three months ended June 30, 2023, as compared to 12.6% for the same period in 2022.

Transformational and restructuring related expenses attributable to continuing operations were $5.3 million for three months ended June 30, 2022 and primarily related to position eliminations.

Depreciation and amortization expense attributable to continuing operations was $8.9 million for the three months ended June 30, 2023, as compared to $8.8 million for the same period in 2022. The net increase of $0.1 million was primarily related to an increase in depreciation expense at our existing units for information technology and other equipment.

Income from operations attributable to continuing operations decreased $1.7 million, or 3.3%, to $48.5 million for the three months ended June 30, 2023, as compared to $50.2 million for the same period in 2022. Our operating margin was 9.7% for the three months ended June 30, 2023, as compared to 10.3% for the same period in 2022. The decrease in our operating margin was primarily due to unfavorable impacts in our same-unit results driven by higher operating expenses, partially offset by same-unit revenue increases and lower general and administrative expenses. Excluding transformation and restructuring related expenses for the three months ended June 30, 2022, our income from operations attributable to continuing operations was $55.5 million and our operating margin was 11.4% for such period. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $9.6 million for the three months ended June 30, 2023, as compared to $7.1 million for the same period in 2022. The net increase in non-operating expenses was primarily related to an increase of $2.8 million in interest expense from higher interest rates on lower average borrowings.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 27.4% for the three months ended June 30, 2023 as compared to 28.7% for the three months ended June 30, 2022. Discrete tax impacts during the three months ended June 30, 2023 and 2022 were nominal.

Income from continuing operations was $28.3 million for the three months ended June 30, 2023, as compared to $30.7 million for the three months ended June 30, 2022. Net income attributable to Pediatrix Medical Group, Inc. was $28.3 million for the three months ended June 30, 2023, as compared to $27.1 million for the same period in 2022. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $59.1 million for the three months ended June 30, 2023, as compared to $65.6 million for the same period in 2022. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results, primarily from higher operating expenses.

Diluted net income per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.34 on weighted average shares outstanding of 82.7 million for the three months ended June 30, 2023, as compared to $0.32 per common and common equivalent share on weighted average shares outstanding of 85.6 million for the same period in 2022. Adjusted EPS from continuing operations was $0.39 for the three months ended June 30, 2023, as compared to $0.47 for the same period in 2022. The decrease in weighted average shares outstanding resulted from the share repurchases completed during 2022.

Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022

Our net revenue attributable to continuing operations was $991.6 million for the six months ended June 30, 2023, as compared to $968.3 million for the same period in 2022. The increase in revenue of $23.3 million, or 2.4%, was primarily attributable to increases in same-unit revenue and revenue from non-same unit activity. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $21.4 million, or 2.3%. The increase in same-unit net revenue was comprised of an increase of $14.4 million, or 1.5%, from net reimbursement-related factors and an increase of $7.0 million, or 0.8%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved cash collections in revenue cycle management, partially offset by decreases in revenue from CARES Act relief and from an increase in the percentage of our patients being enrolled in GHC Programs. The increase in revenue from patient service volumes was related to increases across almost all our hospital-based and office-based women’s and children’s services.

Practice salaries and benefits attributable to continuing operations increased $42.4 million, or 6.3%, to $716.3 million for the six months ended June 30, 2023, as compared to $673.9 million for the same period in 2022. Of the $42.4 million increase, $30.3 million was related to salaries, driven by increases in clinical compensation at our existing units, and $12.1 million was related to benefits and incentive compensation, due to increases in incentive compensation from practice results and in benefits costs as a result of increased salaries expense.

Practice supplies and other operating expenses attributable to continuing operations increased $3.5 million, or 6.0%, to $61.8 million for the six months ended June 30, 2023, as compared to $58.3 million for the same period in 2022. The increase was primarily attributable to practice supply, rent and other costs at our existing units, including increases in medical supplies and workers compensation insurance.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $117.1 million for the six months ended June 30, 2023, as compared to $122.5 million for the same period in 2022. The net decrease of $5.4 million is primarily related to lower professional services fees, primarily related to information technology, lower insurance expense and decreases in expenses from net staffing reductions. General and administrative expenses as a percentage of net revenue was 11.8% for the six months ended June 30, 2023, as compared to 12.6% for the same period in 2022.

Transformational and restructuring related expenses attributable to continuing operations were $6.8 million for the six months ended June 30, 2022 and primarily related to position eliminations.

Depreciation and amortization expense attributable to continuing operations was $17.9 million for the six months ended June 30, 2023, as compared to $17.5 million for the same period in 2022. The increase of $0.4 million was primarily related to an increase in depreciation expense related to information technology equipment, partially offset by lower amortization expenses related to intangible assets, both at our existing units.

Income from operations attributable to continuing operations decreased $10.8 million, or 12.0%, to $78.5 million for the six months ended June 30, 2023, as compared to $89.3 million for the same period in 2022. Our operating margin was 7.9% for the six months ended June 30, 2023, as compared to 9.2% for the same period in 2022. The decrease in our operating margin was primarily due to net increases in overall operating expenses, a decrease in CARES Act relief and unfavorable net impacts from non-same unit activity, partially offset by higher same-unit revenue and favorable general and administrative expenses. Excluding transformation and restructuring related expenses for the six months ended June 30, 2022, our income from operations attributable to continuing operations was $96.0 million and our operating margin was 9.9% for such period. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $18.9 million for the six months ended June 30, 2023, as compared to $74.6 million for the same period in 2022. The net decrease in non-operating expenses was primarily related to a decrease of $57.0 million in loss on early extinguishment of debt from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022.

Our tax rate was 28.8% for the six months ended June 30, 2023 compared to 33.6% for the six months ended June 30, 2022. The tax rates for the six months ended June 30, 2023 and 2022 include net discrete tax benefits of $0.9 million and $0.8 million, respectively. After excluding discrete tax impacts, during the six months ended June 30, 2023 and 2022, our tax rate was 27.3% and 28.2%, respectively. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate. The decrease in our tax rate from 28.2% to 27.3% for the six months ended June 30, 2023 primarily relates to an increase in income from continuing operations before income taxes in the current year as compared to the prior year period.

Income from continuing operations was $42.5 million for the six months ended June 30, 2023, as compared to $9.8 million for the six months ended June 30, 2022. Net income attributable to Pediatrix Medical Group, Inc. was $42.5 million for the six months ended June 30, 2023, as compared to $5.9 million for the same period in 2022. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $99.2 million for the six months ended June 30, 2023, as compared to $116.2 million for the same period in 2022. The decrease in our Adjusted EBITDA was primarily due to a decrease in CARES Act relief and net unfavorable impacts in our same-unit results, primarily from higher operating expenses.

Diluted net income per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.52 on weighted average shares outstanding of 82.4 million for the six months ended June 30, 2023, as compared to $0.07 per common and common equivalent share on weighted average shares outstanding of 85.9 million for the same period in 2022. Adjusted EPS from continuing operations was $0.62 for the three months ended June 30, 2023, as compared to $0.79 for the same period in 2022. The decrease in weighted average shares outstanding resulted from the share repurchases completed during 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $5.8 million of cash and cash equivalents attributable to continuing operations as compared to $9.8 million at December 31, 2022. Additionally, we had working capital attributable to continuing operations of $77.4 million at June 30, 2023, an increase of $76.4 million from working capital of $1.0 million at December 31, 2022. The net increase in working capital is primarily due an increase in net borrowings on our line of credit.

Cash Flows from Continuing Operations

Cash (used in) provided from operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities	$(8,038)	$(8,334)
Investing activities	(21,748)	(39,625)
Financing activities	29,636	(318,603)

Operating Activities from Continuing Operations

During the six months ended June 30, 2023, our net cash used in operating activities for continuing operations was $8.0 million, compared to $8.3 million for the same period in 2022. The net decrease in cash used of $0.3 million was primarily due to increases in cash flow from accounts receivable, partially offset by increases in cash outflow from prepaid expenses and other current and long-term assets, other liabilities, and accounts payable and accrued expenses.

During the six months ended June 30, 2023, cash flow from accounts receivable for continuing operations increased by $28.9 million, as compared to a decrease of $16.0 million for the same period in 2022. The increase in cash flow from accounts receivable for the six months ended June 30, 2023 as compared to the prior year period was primarily due to improved cash collections at existing units.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 49.2 days at June 30, 2023 as compared to 53.1 days at December 31, 2022 and 58.2 days at June 30, 2022. The improvement in our DSO was primarily related to improved cash collections at our existing units.

Investing Activities from Continuing Operations

During the six months ended June 30, 2023, our net cash used in investing activities for continuing operations of $21.7 million consisted primarily of capital expenditures of $15.1 million and net purchases of investments of $5.0 million.

Financing Activities from Continuing Operations

During the six months ended June 30, 2023, our net cash provided by financing activities for continuing operations of $29.6 million primarily consisted of net borrowings on our Revolving Credit Line (as defined below) of $37.0 million, partially offset by payments on our Term A Loan (as defined below) of $6.3 million.

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

At June 30, 2023, we had an outstanding principal balance on the Amended Credit Agreement of $275.4 million, composed of $234.4 million under the Term A Loan and $41.0 million under the Revolving Credit Line. We had $409.0 million available on the Amended Credit Agreement at June 30, 2023.

At June 30, 2023, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At June 30, 2023, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2023.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2023 was $292.8 million, of which $29.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $47.0 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At June 30, 2023, the outstanding principal balance on our Amended Credit Agreement was $275.4 million, composed of $234.4 million under our Term A Loan and $41.0 million under our Revolving Credit Line. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $2.8 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we withheld 783 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
April 1 – April 30, 2023	—	$—	—	(a)
May 1 – May 31, 2023	—	—	—	(a)
June 1 – June 30, 2023	783 (b)	13.30	—	(a)
Total	783	$13.30	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.1 million shares for 2023. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $495.3 million as of June 30, 2023.
(b)
Shares withheld to satisfy nominal minimum statutory withholding obligations in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Second Amended and Restated Bylaws

On July 31, 2023, the Company’s Board of Directors approved the Second Amended and Restated Bylaws of the Company (as so amended and restated, the “Amended and Restated Bylaws”), effective as of such date. In addition to certain clarifying changes, the Amended and Restated Bylaws now reduced the written notice required for special meetings of the Board of Directors from at least forty-eight (48) hours before the meeting to at least twenty-four (24) hours before the meeting.

The foregoing summary of the Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No. Description

3.1+	Second Amended and Restated Bylaws of Pediatrix Medical Group, Inc.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1+	Interactive Data File
101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Schema Document.
101.CAL+	XBRL Calculation Linkbase Document.
101.DEF+	XBRL Definition Linkbase Document.
101.LAB+	XBRL Label Linkbase Document.
101.PRE+	XBRL Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pediatrix Medical Group, Inc.

Date: August 3, 2023	By: /s/ James D. Swift, M.D.
James D. Swift, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)