Form 10-Q
period 2023-09-30
Pediatrix Medical Group, Inc.
filed 2023-11-02
CIK 893949

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On October 27, 2023, the registrant had outstanding 84,023,916 shares of Common Stock, par value $.01 per share.

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,179	$9,824
Short-term investments	103,541	93,239
Accounts receivable, net	277,352	296,787
Prepaid expenses	10,586	14,878
Other current assets	7,866	13,261
Total current assets	420,524	427,989
Property and equipment, net	75,146	73,290
Goodwill	1,532,092	1,532,092
Intangible assets, net	15,486	18,491
Operating and finance lease right-of-use assets	72,443	66,924
Deferred income tax assets	102,638	105,925
Other assets	108,010	123,176
Total assets	$2,326,339	$2,347,887
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$302,583	$374,225
Current portion of debt and finance lease liabilities, net	14,929	14,898
Current portion of operating lease liabilities	21,814	21,589
Income taxes payable	11,118	16,271
Total current liabilities	350,444	426,983
Line of credit	—	4,000
Long-term debt and finance lease liabilities, net	621,691	632,381
Long-term operating lease liabilities	48,489	44,213
Long-term professional liabilities	265,523	275,629
Deferred income tax liabilities	41,018	33,638
Other liabilities	31,189	39,411
Total liabilities	1,358,354	1,456,255
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 83,929 and 82,947 shares issued and outstanding, respectively	839	829
Additional paid-in capital	995,847	983,601
Accumulated other comprehensive loss	(3,517)	(3,735)
Retained deficit	(25,184)	(89,063)
Total shareholders’ equity	967,985	891,632
Total liabilities and shareholders' equity	$2,326,339	$2,347,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$506,612	$489,915	$1,498,197	$1,458,177
Operating expenses:
Practice salaries and benefits	368,404	342,850	1,084,671	1,016,762
Practice supplies and other operating expenses	31,319	31,857	93,128	90,189
General and administrative expenses	57,406	57,888	174,478	180,340
Depreciation and amortization	9,211	8,956	27,109	26,500
Transformational and restructuring related expenses	—	977	—	7,736
Total operating expenses	466,340	442,528	1,379,386	1,321,527
Income from operations	40,272	47,387	118,811	136,650
Investment and other income	273	617	2,096	2,336
Interest expense	(10,374)	(9,516)	(31,994)	(29,743)
Loss on early extinguishment of debt	—	—	—	(57,016)
Equity in earnings of unconsolidated affiliate	661	371	1,578	1,319
Total non-operating expenses	(9,440)	(8,528)	(28,320)	(83,104)
Income from continuing operations before income taxes	30,832	38,859	90,491	53,546
Income tax provision	(9,441)	(10,051)	(26,612)	(14,982)
Income from continuing operations	21,391	28,808	63,879	38,564
Income (loss) from discontinued operations, net of tax	—	1,920	—	(1,892)
Net income	21,391	30,728	63,879	36,672
Net loss attributable to noncontrolling interest	—	—	—	4
Net income attributable to Pediatrix Medical Group, Inc.	$21,391	$30,728	$63,879	$36,676
Other comprehensive income (loss), net of tax
Unrealized holding gain (loss) on investments, net of tax of $ -, $508, $100 and $1,816	1	(1,515)	218	(5,417)
Total comprehensive income attributable to Pediatrix Medical Group, Inc.	$21,392	$29,213	$64,097	$31,259
Per common and common equivalent share data:
Net income attributable to Pediatrix Medical Group, Inc.:
Basic	$0.26	$0.37	$0.78	$0.44
Diluted	$0.26	$0.37	$0.77	$0.43
Weighted average common shares:
Basic	82,543	82,126	82,127	84,122
Diluted	82,950	82,776	82,492	84,821

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
2023
Balance at January 1, 2023	82,947	$829	$983,601	$(3,735)	$(89,063)	$891,632
Net income	—	—	—	—	14,206	14,206
Unrealized holding gain on investments, net of tax	—	—	—	604	—	604
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	86	—	1,095	—	—	1,095
Issuance of restricted stock	871	9	(9)	—	—	—
Forfeitures of restricted stock	(221)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,009	—	—	3,009
Repurchased common stock	(49)	—	(775)	—	—	(775)
Balance at March 31, 2023	83,634	$836	$986,923	$(3,131)	$(74,857)	$909,771
Net income	—	—	—	—	28,282	28,282
Unrealized holding loss on investments, net of tax	—	—	—	(387)	—	(387)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	126	1	1,593	—	—	1,594
Issuance of restricted stock	93	1	(1)	—	—	—
Forfeitures of restricted stock	(11)	—	—	—	—	—
Stock-based compensation expense	—	—	3,126	—	—	3,126
Repurchased common stock	(1)	—	(11)	—	—	(11)
Balance at June 30, 2023	83,841	$838	$991,630	$(3,518)	$(46,575)	$942,375
Net income	—	—	—	—	21,391	21,391
Unrealized holding gain on investments, net of tax	—	—	—	1	—	1
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	100	1	1,186	—	—	1,187
Issuance of restricted stock	—	—	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	3,164	—	—	3,164
Repurchased common stock	(11)	—	(133)	—	—	(133)
Balance at September 30, 2023	83,929	$839	$995,847	$(3,517)	$(25,184)	$967,985
2022
Balance at January 1, 2022	86,423	$864	$1,049,696	$1,317	$(155,185)	$896,692
Net loss	—	—	—	—	(21,188)	(21,188)
Dissolution of and net loss attributable to noncontrolling interest (1)	—	—	10	—	(213)	(203)
Unrealized holding loss on investments, net of tax	—	—	—	(2,668)	—	(2,668)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	50	—	1,174	—	—	1,174
Issuance of restricted stock	766	8	(8)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	4,435	—	—	4,435
Repurchased common stock	(50)	—	(1,166)	—	—	(1,166)
Balance at March 31, 2022	87,184	$872	$1,054,141	$(1,351)	$(176,586)	$877,076
Net income	—	—	—	—	27,136	27,136
Unrealized holding loss on investments, net of tax	—	—	—	(1,234)	—	(1,234)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	82	1	1,663	—	—	1,664
Issuance of restricted stock	74	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	5,186	—	—	5,186
Repurchased common stock	(3,275)	(33)	(64,365)	—	—	(64,398)
Balance at June 30, 2022	84,060	$841	$996,624	$(2,585)	$(149,450)	$845,430
Net income	—	—	—	—	30,728	30,728
Unrealized holding loss on investments, net of tax	—	—	—	(1,515)	—	(1,515)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	74	1	1,380	—	—	1,381
Issuance of restricted stock	1	—	—	—	—	—
Forfeitures of restricted stock	(8)	(1)	1	—	—	—
Stock-based compensation expense	—	—	4,120	—	—	4,120
Repurchased common stock	(1,121)	(11)	(21,466)	—	—	(21,477)
Balance at September 30, 2022	83,006	$830	$980,659	$(4,100)	$(118,722)	$858,667

(1)
Net loss component is presented within retained deficit on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$63,879	$36,676
Loss from discontinued operations	—	1,892
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	27,109	26,500
Amortization of premiums, discounts and issuance costs	1,015	1,346
Loss on early extinguishment of debt	—	57,016
Stock-based compensation expense	9,299	12,891
Deferred income taxes	10,589	(8,702)
Other	(1,607)	(2,379)
Changes in assets and liabilities:
Accounts receivable	22,095	(501)
Prepaid expenses and other current assets	4,290	22,709
Other long-term assets	13,343	11,160
Accounts payable and accrued expenses	(56,118)	(76,439)
Income taxes payable	(5,154)	799
Long-term professional liabilities	838	7,360
Other liabilities	(16,500)	(10,309)
Net cash provided by operating activities – continuing operations	73,078	80,019
Net cash used in operating activities - discontinued operations	(5,003)	(11,764)
Net cash provided by operating activities	68,075	68,255
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(1,667)	(28,167)
Purchases of investments	(26,477)	(14,938)
Proceeds from maturities or sales of investments	16,560	15,889
Purchases of property and equipment	(24,284)	(20,650)
Other	116	2,153
Net cash used in investing activities	(35,752)	(45,713)
Cash flows from financing activities:
Borrowings on credit agreement	470,000	674,500
Payments on credit agreement	(474,000)	(579,500)
Payments on term loan	(9,375)	(6,250)
Redemption of senior notes, including call premium	—	(1,046,880)
Proceeds from senior notes and term loan	—	650,000
Payments for financing costs	—	(8,621)
Payments on finance lease obligations	(2,105)	(2,176)
Proceeds from issuance of common stock	3,876	4,220
Repurchases of common stock	(919)	(87,041)
Other	(8,445)	483
Net cash used in financing activities	(20,968)	(401,265)
Net increase (decrease) in cash and cash equivalents	11,355	(378,723)
Cash and cash equivalents at beginning of period	9,824	387,391
Cash and cash equivalents at end of period	$21,179	$8,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

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

2. Cash Equivalents and Investments:

As of September 30, 2023 and December 31, 2022, the Company's cash equivalents consisted entirely of money market funds totaling $1.2 million and $1.4 million, respectively.

Investments held are all classified as current and at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Corporate securities	$58,830	$61,385
Municipal debt securities	13,419	14,377
U.S. Treasury securities	21,888	10,205
Certificates of deposit	3,906	3,710
Federal home loan securities	5,498	3,562
	$103,541	$93,239

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value
	Fair Value Category	September 30, 2023	December 31, 2022
Assets:
Money market funds	Level 1	$1,201	$1,415
Short-term investments	Level 2	103,541	93,239
Mutual Funds	Level 1	15,851	14,544

The following table presents information about the Company’s financial instruments that are not carried at fair value at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$352,680	$400,000	$344,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022

Gross accounts receivable	$1,448,620	$1,548,492
Allowance for contractual adjustments and uncollectibles	(1,171,268)	(1,251,705)
	$277,352	$296,787

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net patient service revenue	$437,321	$421,085	$1,290,888	$1,245,627
Hospital contract administrative fees	68,712	67,418	204,286	196,425
Other revenue	579	1,412	3,023	16,125
	$506,612	$489,915	$1,498,197	$1,458,177

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contracted managed care	67%	65%	67%	67%
Government	25	28	25	26
Other third-parties	5	5	6	5
Private-pay patients	3	2	2	2
	100%	100%	100%	100%

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$31,696	$31,857
Accrued salaries and incentive compensation	150,014	197,831
Accrued payroll taxes and benefits	35,366	34,983
Accrued professional liabilities	30,169	32,232
Accrued interest	3,204	8,921
Other accrued expenses	52,134	68,401
	$302,583	$374,225

The net decrease in accrued salaries and incentive compensation of $47.8 million, from December 31, 2022 to September 30, 2023, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2023. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

6. Line of Credit and Long-Term Debt:

On February 11, 2022, the Company issued $400.0 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). The Company used the net proceeds from the issuance of the 2030 Notes, together with $100.0 million drawn under the Revolving Credit Line (as defined below), $250.0 million of Term A Loan (as defined below) and approximately $308.0 million of cash on hand, to redeem (the “Redemption”) the 6.25% senior unsecured notes due 2027, which had an outstanding principal balance of $1.0 billion, and to pay costs, fees and expenses associated with the Redemption and the Credit Agreement Amendment (as defined below).

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

The Amended Credit Agreement contains customary covenants and restrictions, including covenants that require the Company to maintain a minimum interest coverage ratio, a maximum consolidated net leverage ratio and to comply with laws, and restrictions on the ability to pay dividends, incur indebtedness or liens and make certain other distributions subject to baskets and exceptions, in each case, as specified therein. Failure to comply with these covenants would constitute an event of default under the Amended Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The Amended Credit Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Amended Credit Agreement. In addition, the Company may increase the principal amount of the Revolving Credit Line or incur additional term loans under the Amended Credit Agreement in an aggregate principal amount such that on a pro forma basis after giving effect to such increase or additional term loans, the Company would be in compliance with the financial covenants, subject to the satisfaction of specified conditions and additional caps in the event that the Amended Credit Agreement is secured.

At September 30, 2023, the Company had an outstanding principal balance on the Amended Credit Agreement of $231.3 million, comprised solely of the Term A Loan. The Company had $450.0 million available on its Amended Credit Agreement at September 30, 2023.

At September 30, 2023, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	82,543	82,126	82,127	84,122
Weighted average number of dilutive common share equivalents	407	650	365	699
Weighted average number of common and common equivalent shares outstanding	82,950	82,776	82,492	84,821
Antidilutive securities (restricted stock and stock options) not included in the diluted net income per common share calculation	888	1	1,201	273

8. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2023, the Company granted 0.8 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2023, the Company had 8.1 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2023, approximately 0.3 million shares were issued under the ESPP. At September 30, 2023, the Company had approximately 2.2 million shares reserved for issuance under the ESPP. At September 30, 2023, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three and nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $3.2 million and $9.3 million and $4.1 million and $12.9 million, respectively.

9. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the nine months ended September 30, 2023.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $5.5 million remained available for repurchase as of December 31, 2022. Under this share repurchase program, during the nine months ended September 30, 2023, the Company purchased a nominal number of shares of its common stock for $0.9 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $4.6 million remaining available for repurchase under this authorization as of September 30, 2023.

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

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations recognized an aggregate of $0.3 million and $11.4 million during the three and nine months ended September 30, 2022, respectively.

11. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2023 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2023, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased as compared to the three months ended September 30, 2022. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance or if there are additional impacts from COVID-19 or its variants. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

“Surprise” Billing Legislation

In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not in network with the patient’s insurer (the “No Surprises Act" or the "NSA"). Effective January 1, 2022, if the patient’s insurance plan is subject to the NSA, providers are not permitted to send patients an unexpected or “surprise” medical bill that arises from out-of-network emergency care provided at certain out-of-network facilities or at certain in-network facilities by out-of-network emergency providers, as well as out-of-network nonemergency care provided at certain in-network facilities without the patient’s informed consent. Many states have legislation on this topic and will continue to modify and review their laws pertaining to surprise billing.

Under the NSA, patients are required to pay no more than the in-network cost-sharing amount. Insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount (“QPA”) for the items or services received. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties.

For claims subject to the NSA, including many emergency care services, out of network providers will be paid an amount determined by the patient’s insurer; if a provider is not satisfied with the amount paid for the services, the provider can pursue recourse through an independent dispute resolution (“IDR”) process. The outcome of each IDR dispute is generally binding on both the provider and payor with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment. In July 2021 and October 2021, the United States Department of Health and Human Services, Department of Labor and Department of Treasury (the “Departments”) issued interim final rules implementing the NSA. Certain provisions of the October 2021 rule were vacated by a federal district court in the Eastern District of Texas in February 2022. In August 2022, the Departments issued a final rule and corresponding guidance replacing the vacated provisions of the October 2021 interim final rule. Provisions of this final rule were vacated by the federal court in the Eastern District of Texas in February 2023. The Departments are currently appealing that decision. In August 2023, the federal court in the Eastern District of Texas vacated provisions of the July 2021 interim final rule relating to the methodology for calculating QPAs. The Departments are currently appealing that decision. The outcome of the Departments’ pending legal appeals and the content of the additional rules and guidance that the

Departments plan to issue in the coming months and years, including the Departments' proposed IDR procedure rule issued on October 27, 2023, may affect our future likelihood of success in IDR and the amount of reimbursement we receive through IDR. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services.

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

Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “ACA”) have altered how health care is delivered and reimbursed in the U.S. and contain various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the Frederal Civil False Claims Act and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion.

The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. While there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, legislative attempts to completely repeal the ACA have been unsuccessful to date, and on June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Another potentially existential challenge to the ACA is advancing in federal courts. Specifically, in Braidwood Management v. Becerra, the plaintiffs argue that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. In September 2022, a federal district court in Texas ruled partly in favor of the plaintiffs and partly in favor of the Department of Health and Human Services, which is defending the ACA, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The federal government appealed this decision to the Fifth Circuit Court of Appeals and the case may ultimately be resolved by the United States Supreme Court. If the case succeeds, millions of Americans could lose access to preventive care guaranteed by the ACA or be forced to pay out of pocket for these services. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

In addition to the ACA, there could be changes to other GHC Programs, such as a change to the Medicaid program design or Medicaid coverage and reimbursement rates set forth under federal or state law. Historically, Congress and the Administration have sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for Medicaid benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and/or make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income. Many states have transitioned a substantial portion of their Medicaid program beneficiaries into Managed Medicaid Plans, which are administered by commercial insurance companies. Managed Medicaid Plans have some flexibility to set rates for providers, but many states require minimum provider rates in their contracts with such plans. In July of each year, CMS releases the annual Medicaid Managed Care Rate Development Guide which provides federal baseline rules for setting reimbursement rates in managed care plans. We could be affected by lower reimbursement rates in some or all of the Managed Medicaid Plans with which we participate. We could also be materially impacted if we are dropped from the provider network in one or more of the Managed Medicaid Plans with which we currently participate.

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

Finally, the expiration of the federal government's national emergency and public health emergency declarations in May 2023 may impact the coverage for and access to certain services for Medicaid patients. Expiration of the national emergency and public health emergency declarations will also end waivers for the provision of certain services, and returning our services to a pre-pandemic regulatory state similarly may increase our exposure to legal, regulatory, compliance and clinical risks.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services is administering this program, and our affiliated physician practices within continuing operations recognized an aggregate of $0.3 million and $11.4 million of CARES Act relief within miscellaneous revenue during the three and nine months ended September 30, 2022, respectively.

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization ("Adjusted EBITDA") from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the nine months ended September 30, 2022, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the loss on the early extinguishment of debt.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and nine months ended September 30, 2023 and 2022, refer to the tables below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from continuing operations attributable to Pediatrix Medical Group, Inc.	$21,391	$28,808	$63,879	$38,568
Interest expense	10,374	9,516	31,994	29,743
Loss on early extinguishment of debt	—	—	—	57,016
Income tax provision	9,441	10,051	26,612	14,982
Depreciation and amortization expense	9,211	8,956	27,109	26,500
Transformational and restructuring related expenses	—	977	—	7,736
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$50,417	$58,308	$149,594	$174,545

	Three Months Ended September 30,
	2023		2022
Weighted average diluted shares outstanding	82,950		82,776
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$21,391	$0.26	$28,808	$0.35
Adjustments (1):
Amortization (net of tax of $498 and $554)	1,493	0.02	1,662	0.02
Stock-based compensation (net of tax of $791 and $1,030)	2,373	0.03	3,090	0.03
Transformational and restructuring expenses (net of tax of $244)	—	—	733	0.01
Net impact from discrete tax events	1,114	0.01	(1,083)	(0.01)
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$26,371	$0.32	$33,210	$0.40

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023		2022
Weighted average diluted shares outstanding	82,492		84,821
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$63,879	$0.77	$38,568	$0.45
Adjustments (1):
Amortization (net of tax of $1,508 and $1,635)	4,522	0.06	4,907	0.06
Stock-based compensation (net of tax of $2,325 and $3,223)	6,974	0.09	9,668	0.12
Transformational and restructuring expenses (net of tax of $1,934)	—	—	5,802	0.07
Loss on early extinguishment of debt (net of tax of $14,254)	—	—	42,762	0.50
Net impact from discrete tax events	1,984	0.02	(297)	—
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$77,359	$0.94	$101,410	$1.20

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the nine months ended September 30, 2023 and 2022.

Results of Operations

Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022

Our net revenue attributable to continuing operations was $506.6 million for the three months ended September 30, 2023, as compared to $489.9 million for the same period in 2022. The increase in net revenue of $16.7 million, or 3.4%, was primarily attributable to an increase in same-unit revenue, partially offset by a decrease in revenue from net non-same unit activity. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $19.8 million, or 4.1%. The increase in same-unit net revenue was comprised of an increase of $25.1 million, or 5.3%, from net reimbursement-related factors, partially offset by a decrease of $5.3 million, or 1.2%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved cash collection rates in the current period as compared to those rates in the prior year period, which prior year rates were significantly impacted by unfavorable revenue cycle management performance and a decrease in the percentage of our patients being enrolled in GHC Programs. The decrease in revenue from patient service volumes was related to decreases in hospital-based women’s and children’s services and primary and urgent care, partially offset by a modest increase in maternal-fetal medicine.

Practice salaries and benefits attributable to continuing operations increased $25.5 million, or 7.4%, to $368.4 million for the three months ended September 30, 2023, as compared to $342.9 million for the same period in 2022. Of the $25.5 million increase, $13.5 million was related to salaries, driven by increases in clinical compensation expense at our existing units, and $12.0 million was related to benefits and incentive compensation, primarily due to increases in incentive compensation related to practice results as well as increases in malpractice expense and group health insurance costs. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses attributable to continuing operations decreased $0.5 million, or 1.7%, to $31.3 million for the three months ended September 30, 2023, as compared to $31.9 million for the same period in 2022. The decrease was primarily attributable to decreases in practice supply, rent and other costs related to our non-same unit practices. Costs at our existing units were essentially flat with decreases in operating taxes and medical supply costs, almost entirely offset by increases in professional fees, and workers' compensation expenses, as compared to the prior year period.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $57.4 million for the three months ended September 30, 2023, as compared to $57.9 million for the same period in 2022. The net decrease of $0.5 million was primarily related to decreases in expenses across several categories, including information technology professional service fees, insurance expense and net staffing cost reductions, partially offset by an increase in bonus expense as compared to the prior year. General and administrative expenses as a percentage of net revenue was 11.3% for the three months ended September 30, 2023, as compared to 11.8% for the same period in 2022.

Transformational and restructuring related expenses attributable to continuing operations were $1.0 million for three months ended September 30, 2022 and primarily related to consulting fees and contract terminations.

Depreciation and amortization expense attributable to continuing operations was $9.2 million for the three months ended September 30, 2023, as compared to $9.0 million for the same period in 2022. The net increase of $0.2 million was primarily related to an increase in depreciation expense for information technology and other equipment, partially offset by lower amortization expenses related to intangible assets, both at our existing units.

Income from operations attributable to continuing operations decreased $7.1 million, or 15.0%, to $40.3 million for the three months ended September 30, 2023, as compared to $47.4 million for the same period in 2022. Our operating margin was 7.9% for the three months ended September 30, 2023, as compared to 9.7% for the same period in 2022. The decrease in our operating margin was primarily due to unfavorable impacts in our same-unit results driven by higher operating expenses, partially offset by same-unit revenue increases and lower general and administrative expenses. Excluding transformation and restructuring related expenses for the three months ended September 30, 2022, our income from operations attributable to continuing operations was $48.4 million and our operating margin was 9.9% for such period. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $9.4 million for the three months ended September 30, 2023, as compared to $8.5 million for the same period in 2022. The net increase in non-operating expenses was primarily related to an increase of $0.9 million in interest expense from higher interest rates on lower average borrowings.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 30.6% for the three months ended September 30, 2023 as compared to 25.9% for the three months ended September 30, 2022. The third quarter 2023 tax rate includes net discrete tax expense of $1.1 million, and the third quarter 2022 tax rate includes net discrete tax benefits of $1.1 million. After excluding discrete tax impacts during the three months ended September 30, 2023 and 2022, our effective income tax rate was 27.0% and 28.7%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Income from continuing operations was $21.4 million for the three months ended September 30, 2023, as compared to $28.8 million for the three months ended September 30, 2022. Net income attributable to Pediatrix Medical Group, Inc. was $21.4 million for the three months ended September 30, 2023, as compared to $30.7 million for the same period in 2022. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $50.4 million for the three months ended September 30, 2023, as compared to $58.3 million for the same period in 2022. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results, primarily from higher operating expenses.

Diluted net income per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.26 on weighted average shares outstanding of 83.0 million for the three months ended September 30, 2023, as compared to $0.37 per common and common equivalent share on weighted average shares outstanding of 82.8 million for the same period in 2022. Adjusted EPS from continuing operations was $0.32 for the three months ended September 30, 2023, as compared to $0.40 for the same period in 2022.

Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022

Our net revenue attributable to continuing operations was $1.50 billion for the nine months ended September 30, 2023, as compared to $1.46 billion for the same period in 2022. The increase in net revenue of $40.0 million, or 2.7%, was primarily attributable to increases in same-unit revenue and slight increases in revenue from non-same unit activity. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $39.2 million, or 2.8%. The increase in same-unit net revenue was due to an increase of $39.5 million, or 2.8%, from net reimbursement-related factors, partially offset by a decrease of $0.3 million, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved cash collection rates in the current period as compared to those rates in the prior year period, which prior year rates were significantly impacted by unfavorable revenue cycle management performance, partially offset by decreases in revenue from CARES Act relief and from an increase in the percentage of our patients being enrolled in GHC Programs. The decrease in revenue from patient service volumes was primarily related to decreases in our hospital-based women’s and children’s services and primary and urgent care, partially offset by a modest increase in maternal-fetal medicine and other pediatric services.

Practice salaries and benefits attributable to continuing operations increased $67.9 million, or 6.7%, to $1.08 billion for the nine months ended September 30, 2023, as compared to $1.02 billion for the same period in 2022. Of the $67.9 million increase, $43.8 million was related to salaries, driven by increases in clinical compensation expense at our existing units, and $24.1 million was related to benefits and incentive compensation, primarily due to increases in incentive compensation related to practice results as well as increases in malpractice expense and group health insurance costs. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses attributable to continuing operations increased $2.9 million, or 3.2%, to $93.1 million for the nine months ended September 30, 2023, as compared to $90.2 million for the same period in 2022. The increase was primarily attributable to increases in practice supply, rent and other costs at our existing units, including increases in workers' compensation insurance and professional services expense, partially offset by a decrease in operating taxes. The increases in our same-unit activity were partially offset by modest decreases in practice supply, rent and other costs related to non-same unit activity.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $174.5 million for the nine months ended September 30, 2023, as compared to $180.3 million for the same period in 2022. The net decrease of $5.8 million is primarily related to lower professional services fees, primarily related to information technology, lower insurance expense and decreases in expenses from net staffing reductions. General and administrative expenses as a percentage of net revenue was 11.6% for the nine months ended September 30, 2023, as compared to 12.4% for the same period in 2022.

Transformational and restructuring related expenses attributable to continuing operations were $7.7 million for the nine months ended September 30, 2022 and primarily related to position eliminations.

Depreciation and amortization expense attributable to continuing operations was $27.1 million for the nine months ended September 30, 2023, as compared to $26.5 million for the same period in 2022. The increase of $0.6 million was primarily related to an increase in depreciation expense related to information technology equipment, partially offset by lower amortization expenses related to intangible assets, both at our existing units.

Income from operations attributable to continuing operations decreased $17.9 million, or 13.1%, to $118.8 million for the nine months ended September 30, 2023, as compared to $136.7 million for the same period in 2022. Our operating margin was 7.9% for the nine months ended September 30, 2023, as compared to 9.4% for the same period in 2022. The decrease in our operating margin was primarily due to net increases in overall operating expenses and a decrease in CARES Act relief, partially offset by higher same-unit revenue and favorable general and administrative expenses. Excluding transformation and restructuring related expenses for the nine months ended September 30, 2022, our income from operations attributable to continuing operations was $144.4 million and our operating margin was 9.9% for such period. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $28.3 million for the nine months ended September 30, 2023, as compared to $83.1 million for the same period in 2022. The net decrease in non-operating expenses was primarily related to a decrease of $57.0 million in loss on early extinguishment of debt from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022, partially offset by an increase in interest expense from higher interest rates on lower average borrowings.

Our tax rate was 29.4% for the nine months ended September 30, 2023 compared to 28.0% for the nine months ended September 30, 2022. The tax rate for the nine months ended September 30, 2023 includes net discrete tax expense of $2.0 million. Discrete tax impacts during the nine months ended September 30, 2022 were nominal. After excluding discrete tax impacts, during the nine months ended September 30, 2023 and 2022, our tax rate was 27.2% and 28.5%, respectively. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate.

Income from continuing operations was $63.9 million for the nine months ended September 30, 2023, as compared to $38.6 million for the nine months ended September 30, 2022. Net income attributable to Pediatrix Medical Group, Inc. was $63.9 million for the nine months ended September 30, 2023, as compared to $36.7 million for the same period in 2022. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $149.6 million for the nine months ended September 30, 2023, as compared to $174.5 million for the same period in 2022. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results, primarily from higher operating expenses as well as a decrease in CARES Act relief.

Diluted net income per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.77 on weighted average shares outstanding of 82.5 million for the nine months ended September 30, 2023, as compared to $0.43 per common and common equivalent share on weighted average shares outstanding of 84.8 million for the same period in 2022. Adjusted EPS from continuing operations was $0.94 for the three months ended September 30, 2023, as compared to $1.20 for the same period in 2022. The decrease in weighted average shares outstanding resulted from the share repurchases completed during 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $21.2 million of cash and cash equivalents attributable to continuing operations as compared to $9.8 million at December 31, 2022. Additionally, we had working capital attributable to continuing operations of $70.1 million at September 30, 2023, an increase of $69.1 million from working capital of $1.0 million at December 31, 2022.

Cash Flows from Continuing Operations

Cash (used in) provided from operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$73,078	$80,019
Investing activities	(35,752)	(45,713)
Financing activities	(20,968)	(401,265)

Operating Activities from Continuing Operations

During the nine months ended September 30, 2023, our net cash provided by operating activities for continuing operations was $73.1 million, compared to $80.0 million for the same period in 2022. The net decrease in cash provided of $6.9 million was primarily due to decreases in cash flow from prepaid expenses and other current assets, income taxes and other liabilities, partially offset by increases in cash flow from accounts receivable and accounts payable and accrued expenses.

During the nine months ended September 30, 2023, cash flow from accounts receivable for continuing operations increased by $22.1 million, as compared to a decrease of $0.5 million for the same period in 2022. The increase in cash flow from accounts receivable for the nine months ended September 30, 2023 as compared to the prior year period was primarily due to improved cash collections at existing units.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 50.4 days at September 30, 2023 as compared to 53.1 days at December 31, 2022 and 55.3 days at September 30, 2022. The improvement in our DSO was primarily related to improved cash collections at our existing units.

Investing Activities from Continuing Operations

During the nine months ended September 30, 2023, our net cash used in investing activities for continuing operations of $35.8 million consisted primarily of capital expenditures of $24.3 million and net purchases of investments of $9.9 million.

Financing Activities from Continuing Operations

During the nine months ended September 30, 2023, our net cash used in financing activities for continuing operations of $21.0 million primarily consisted of net payments on our Revolving Credit Line (as defined below) of $4.0 million and payments on our Term A Loan (as defined below) of $9.4 million.

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

The Amended Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, a maximum consolidated net leverage ratio and to comply with laws, and restrictions on the ability to pay dividends, incur indebtedness or liens and make certain other distributions subject to baskets and exceptions, in each case, as specified therein.

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

At September 30, 2023, we had an outstanding principal balance on the Amended Credit Agreement of $231.3 million, comprised solely of the Term A Loan. At September 30, 2023, the Company had no outstanding balance under the Revolving Credit Line. We had $450.0 million available on the Amended Credit Agreement at September 30, 2023.

At September 30, 2023, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At September 30, 2023, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2023.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2023 was $295.7 million, of which $30.2 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $40.6 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2022 Form 10-K and this Quarterly Report, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At September 30, 2023, the outstanding principal balance on our Amended Credit Agreement was $231.3 million, comprised solely of the Term A Loan. Considering the outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $2.3 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have begun to undertake a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers. This transition will involve significant time and resources, and our failure to execute this transition efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.

On October 30, 2023, we provided notice to R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.) (“R1RCM”) that we were terminating that certain Services Agreement, dated May 12, 2021, as amended, by and between our wholly-owned subsidiary PMG Services, Inc. and R1RCM (the “Services Agreement”), effective as of December 15, 2023. Pursuant to the Services Agreement, R1RCM is the primary provider of our enterprise revenue cycle management services. Our termination of the Services Agreement was in connection with R1RCM’s performance, specifically R1RCM's failure to meet certain service levels set forth in the Services Agreement.

Following the termination of the Services Agreement, we are undertaking a transformation of our revenue cycle management function from R1RCM, as an outsourced provider, to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers that we intend to engage to support these activities. The success of this plan depends, in part, on our ability to scale our internal operations to handle certain revenue cycle management functions internally, to engage one or more third-party service providers to handle other revenue cycle management functions, and to integrate those service providers with our systems in a timely and efficient manner. If we are not able to successfully achieve these objectives, the anticipated benefits of this transformation may not be realized fully or at all or may take longer to realize than expected. These activities may be complex and time consuming and involve delays or additional and unforeseen expenses. The process of transitioning to these third-party service providers, the integration process and other disruptions may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that could adversely affect our relationships with payors, patients, hospitals and others. The transformation may entail significant management and staff personnel time and a complicated phase-in process, where difficulties in training personnel in new technology can frequently occur. In connection with the transformation of our revenue cycle management function, we could experience a further reduction in revenue due to delays in collection efforts or the inability to collect from patients or third-party payors, claim denials, recoupments, or governmental and third-party audits, all of which may impact our profitability and cash flow. Further, the costs associated with the transformation of our revenue cycle management function, as well as the additional costs and risks associated with any operational problems, delays in collections from payors, and errors and control issues during the termination and transition process, may impact our ability to realize the intended benefits from transforming our revenue cycle management function and may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we withheld 10,667 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
July 1 – July 31, 2023	—	$—	—	(a)
August 1 – August 31, 2023	—	—	—	(a)
September 1 – September 30, 2023	10,667 (b)	12.46	—	(a)
Total	10,667	$12.46	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.1 million shares for 2023. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $495.4 million as of September 30, 2023.
(b)
Shares withheld to satisfy nominal minimum statutory withholding obligations in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

R1 Services Agreement

On October 30, 2023, PMG Services, Inc. (f/k/a Mednax Services, Inc.), a wholly-owned subsidiary of the Company (“PMG”), provided notice to R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.) (“R1RCM”) that PMG was terminating that certain Services Agreement, dated May 12, 2021, as amended, by and between PMG and R1RCM (the “Services Agreement”), effective as of December 15, 2023. Pursuant to the Services Agreement, R1RCM is the primary provider of enterprise revenue cycle management services for the Company (the “Services”). The Company’s termination of the Services Agreement was a result of the occurrence of certain Service Level Termination Events (as defined in the Services Agreement) related to performance, which permitted PMG to terminate the Services Agreement. PMG anticipates incurring certain immaterial early termination fees in connection with the termination of the Services Agreement. Pursuant to the terms of the Services Agreement, R1RCM is obligated to provide PMG with certain termination assistance following the termination of the Services Agreement to allow the Services to continue without interruption or adverse effect and to facilitate the orderly transfer of the Services to the Company or any successor vendor.

Item 6. Exhibits

Exhibit No. Description

3.1

Second Amended and Restated Bylaws of Pediatrix Medical Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 3, 2023).

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

Pediatrix Medical Group, Inc.

Date: November 2, 2023	By: /s/ James D. Swift, M.D.
James D. Swift, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)