Form 10-K
period 2023-12-31
Pediatrix Medical Group, Inc.
filed 2024-02-20
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,176,563,587 based on a $14.21 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 15, 2024 was 84,122,979.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2024 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

Pediatrix Medical Group, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2023

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Pediatrix (formerly known as Mednax, Inc.) is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. We ceased providing services in Puerto Rico on December 31, 2022. At December 31, 2023, our national network comprised approximately 2,620 affiliated physicians, including 1,330 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 580 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 230 physicians providing pediatric intensive care, 90 physicians providing pediatric cardiology care, 255 physicians providing hospital-based pediatric care, 65 physicians providing pediatric surgical care and urology services, 55 physicians providing pediatric urgent care, 10 physicians providing pediatric ear, nose and throat services, and three physicians providing pediatric ophthalmology care.

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

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide, either directly or through our affiliated professional contractors:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at over 365 NICUs in 33 states. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated hospital-based physicians provide this inpatient pediatric and newborn care in PICUs, NICUs and pediatric emergency rooms at over 55 hospitals.

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

Pediatric Primary and Urgent Care. We entered into the pediatric urgent care service line in early 2021 through the affiliation with an eight-clinic pediatric urgent care practice that provides screening, diagnosis and treatment for a variety of minor non-emergent health issues, working in partnership with community pediatricians. We expanded our presence in 2022 through the affiliation with a 13-clinic pediatric urgent care practice. Since that time, we have opened three de novo fully-branded Pediatrix clinics.

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2023, we screened over 795,000 babies for potential hearing loss at 370 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

Clinical Research, Education, Quality and Safety

As part of our ongoing commitment to improving patient care through evidence-based medicine, we also conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. Our physician-centric approach to clinical research and continuous quality improvement has demonstrated improvements in clinical outcomes, while reducing the costs of care associated with complications as well as variability in protocols. We provide extensive continuing medical and nursing education to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies, national best practices and evidence-based guidelines. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit from our clinical research, education, quality and safety initiatives.

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

Neonatal Medicine. Of the over 3.6 million births in the United States annually, we estimate that 14%-15% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 6,820 board-certified neonatologists in the United States.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 2,880 board-certified maternal-fetal medicine subspecialists in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 145 babies is born with some form of heart defect. With advancements in care, there are approximately 1.4 million adults in the United States today living with congenital heart disease. There are approximately 3,600 board-certified pediatric cardiologists in the United States.

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

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 3,075 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 1,180 board-certified pediatric surgeons in the United States. Pediatric urologists are specialized pediatric surgeons who diagnose, treat and manage children’s urinary and genital problems. There are approximately 450 board-certified pediatric urologists in the United States.

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

OUR BUSINESS STRATEGY

Our business objective is to enhance our position as a leading provider of physician and other complementary healthcare services. The key elements of our strategy to achieve this objective are:

•
Build Upon Core Competencies. We have developed significant administrative expertise relating to our practice physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians through clinical data warehouses that include research, education and quality initiatives intended to advance the practice of medicine and care, improve the quality of care provided to our patients and reduce long-term health system costs. Analysis of the data within our clinical data warehouses across our neonatology and other pediatric subspecialty services allows us to provide feedback to our physicians and hospital partners and to develop and implement best practices, all with the goal of improving outcomes, creating efficiencies and ensuring patient satisfaction. As healthcare organizations are expected to increasingly be held accountable for the quality and cost of the care that they provide, we believe that our ability to capture this data within our clinical data warehouses adds value to our patients and our hospital and physician partners.
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

•
Adaptation of Telehealth. Our telehealth programs offer the latest in telemedicine, which is the use of telecommunication and information technology in order to provide clinical healthcare at a distance. Even before the COVID-19 pandemic, we focused on expanding our services in telemedicine as we have long expected that many pediatric subspecialties, as well as maternal-fetal medicine, would benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have expanded our services to provide these remote programs to our hospital partners. We believe telehealth reduces overall healthcare spending, improves access to quality care and facilitates collaboration with specialists while improving patient engagement and satisfaction.
•
Acquire Physician Practice Groups. We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties and pursuing complementary pediatric subspecialty physician groups outside of our core specialties when appropriate. During 2023, we added one pediatric urology physician practice.
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

We also believe one of the greatest predictors of success in our partnerships at the hospital and health system level is a high degree of strategic alignment between our clinical leaders and our partners. This requires our clinicians to hone a skill set beyond just the practice of medicine. To this end, we maintain a Clinical Leadership Development Program where our affiliated clinicians from across the organization participate virtually and in person in a variety of leadership workshops to provide them with the best tools to foster positive productive relationships with our valued partners.

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

•
Continuous Quality Improvement (“CQI”). CQI initiatives are important for our clinicians. We provide our clinicians with the opportunity to collaborate and share best practices and facilitate access to valuable information, resources, and professional development tools. Our affiliated clinicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. Complex initiatives are derived and based on our long-standing CQI efforts, our value-based care initiatives, and various clinical quality collaboratives. Our quality metrics include standard clinical outcome reporting, trend analysis and threshold performance, which are provided to our affiliated clinicians.

•
Patient Safety Organization (“PSO”). We have a federally-listed PSO, the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally-listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. We endorse High Reliability Organization (“HRO”) concepts to provide “Just Culture” training to our clinicians. The approach has been customized to meet our affiliated physician practices’ needs and is based on principles outlined by the Agency for Healthcare Research and Quality (“AHRQ”), Institute for Healthcare Improvement, National Patient Safety Foundation and Team STEPPS, the teamwork system developed by the AHRQ and the Department of Defense.

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

•
BabySteps®. BabySteps Cloud is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory reports and to provide them with a decision tree to assist them in certain situations with the selection of appropriate billing codes. During 2023, we focused on advancing the clinical decision making, integration and interoperability of our modernized BabySteps Cloud platform. We added new NatalLogic modules designed to enhance clinical decision support at the point of care and added hundreds of new integrations with hospital partners designed to increase workflow efficiency, decrease data entry errors, and advance our interoperability capabilities.
•
Clinical Data Warehouse. BabySteps Cloud enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify and transfer data from the clinical documentation that resides in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 1.9 million patients and approximately 34 million patient days. With comprehensive reporting tools, our physicians can use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes.
•
pMD Charge Capture. Our electronic charge capture system is used to code and bill for pediatric intensive care clinicians, hospitalists, other hospital providers, as well as all hospital services delivered by our ambulatory providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.
•
Nextgen®. We have licensed the Nextgen Electronic Health Record (“EHR”) and Practice Management (“PM”), an integrated product line for our affiliated office-based physicians and other clinicians to record patient clinical documentation and manage the full revenue cycle. This product line provides additional benefits to our office-based practices, including clinical decision trees to assist physicians with the selection of compliant billing codes, medication management (including electronic prescription of controlled substance and prescription drug monitoring programs), promotion of consistent documentation, patient engagement tools, and data for research and education. We are continuing the process of implementing the NextGen EHR and PM throughout our office-based practices.

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
•
Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting, and retaining experienced physicians. We maintain an extensive nationwide database of neonatologists, maternal-fetal medicine physicians, and other pediatric subspecialty physicians. Our medical directors and physician leaders play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We verify the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.
•
Billing, Collection and Reimbursement. We assume responsibility for assisting our affiliated physicians with contracting with third-party payors. We are responsible for billing, collection and reimbursement for services rendered by our affiliated physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians and other clinicians with a training curriculum that emphasizes detailed documentation of and compliant coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve compliant coding, billing and collection of revenue for physician services. Generally, our billing and collection operations are currently conducted through our arrangement with a third-party revenue cycle management provider. However, we are in the process of transforming our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers. See Item 1A. Risk Factors ─ “We are undertaking a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers. This transition will involve significant time and resources, and our failure to execute this transition efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.”
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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges. We have been retained by approximately 410 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric and pediatric care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 14% of our net revenue for 2023. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored or funded healthcare programs (“GHC Programs”), including Medicaid, and with managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balances due for co-payments, co-insurance, deductibles, or benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. As of December 31, 2023, 40 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level, and some states offer expanded coverage, with state eligibility thresholds that may range from 133% to 400% of the federal poverty level based on a combination of federal mandates and voluntary state expansions. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors ─ “State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs” and “Potential healthcare reform efforts may have a significant effect on our business.”

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

If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to the requirements of the No Surprises Act (“NSA”) and other federal and state laws regulating such billing, which Congress or states may continue to enact. See Item 1A. Risk Factors – “Congress or states have, and may continue to, enact laws restricting the amount out-of-network providers of services can charge and recover for such services.” In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional and other services provided by or through our affiliated physicians.

Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered. Any amounts written off are based on the specific facts and circumstances related to each individual patient account.

Referring and Collaborating Physicians

Our relationships with our referring and collaborating physicians are critical to our success. Our affiliated physicians seek to establish and maintain professional relationships with referring physicians in the communities where they practice. Because patient volumes in our NICUs are based in part on referrals from other physicians, particularly obstetricians, it is important that we are responsive to the needs of referring physicians in the communities in which we operate. We believe that our community presence, through our hospital coverage and outpatient clinics, assists referring obstetricians, office-based pediatricians and family physicians with their practices. Our affiliated physicians provide comprehensive maternal-fetal, newborn and pediatric subspecialty care to patients using the latest advances in methodologies, supporting the local referring physician community with 24-hours-a-day, seven-days-a-week on-site or on-call coverage.

Affiliated Physicians and Practice Groups

Our relationships with our affiliated physicians are important. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as business corporations or professional associations, professional corporations, limited liability companies and partnerships, which we sometimes refer to as our “affiliated professional contractors”. Each of our affiliated professional contractors is owned by a licensed physician affiliated with the Company through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including best demonstrated processes, access to our sophisticated information systems, clinical research, and education.

Our business corporations and affiliated professional contractors employ or contract with physicians to provide clinical services in certain states. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years. We are typically responsible for billing patients and third-party payors on behalf of our affiliated professional contractors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which they provide patient care and must become a member of the medical staff, with appropriate clinical privileges, at each hospital at which they practice. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area during employment and for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore generally enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants in any particular case. See Item 1A. Risk

Factors–“A significant number of our affiliated physicians or other clinicians could leave our affiliated practices or our affiliated practices may be unable to enforce the non-competition covenants of departed physicians.” Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

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

The broader healthcare industry is also highly competitive. Companies in other segments of the industry as well as healthcare-focused and other private equity firms, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, maternal-fetal and other pediatric subspecialty care.

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

Fee Splitting; Corporate Practice of Medicine

Many states have laws that limit business corporations, such as Pediatrix, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide professional medical services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians and other licensed health professionals employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws, including that the management fee we receive is within fair market value for the services that we provide. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we or our affiliated physicians could be subject to administrative, civil or criminal remedies or penalties, the contracts could be found to be legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

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

Federal and state fraud and abuse laws apply to and affect our financial relationships and other ordinary and common business interactions with hospitals, referring physicians and other healthcare entities. In particular, the federal Anti-Kickback Statute makes it a crime to knowingly and willfully solicit, receive, offer, or pay any remuneration, in cash or in kind, directly or indirectly, in return for either referring items or services for which payment may be made in whole or in part by a GHC Program or purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or ordering of any service or item for which payment may be made in whole or in part by a GHC Program. In addition, the federal Physician Self-Referral law, commonly known as the “Stark Law,” is a strict liability statute that prohibits a physician from making a referral to an entity for certain “designated health services” payable by Medicare if the physician, or an immediate family member of the physician, has a financial relationship with that entity, unless an exception applies. The entity is further prohibited from billing the Medicare program for designated health services furnished pursuant to a prohibited referral. The term “designated health services” includes, among other things, inpatient and outpatient hospital services, home health services, and clinical laboratory services. Further, the Stark Law, through the addition of section 1903(s) to the Social Security Act, prohibits the federal government from making federal financial participation payments to state Medicaid programs for designated health services furnished as a result of a referral that would violate the Stark Law if Medicare “covered the service to the same extent and under the same terms and conditions” as the state Medicaid Program. The DOJ and several state agencies have successfully argued that Section 1903(s) expands the Stark Law to Medicaid-covered claims, even absent a separate state self-referral law prohibiting the same conduct. These laws have been broadly interpreted by federal courts and agencies, and potentially subject many healthcare business arrangements to government investigation, enforcement and prosecution, which can be costly and time consuming, even if the business is ultimately found not to be in violation of any applicable law. Additionally, many of the states in which we operate also have similar anti-kickback and self-referral laws that apply to our government and non-government business, including in some cases, to patient self-pay services.

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

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to GHC Programs. These laws include the FCA, which prohibits knowingly presenting, or causing to be presented, false claims to GHC Programs, including Medicare, Medicaid, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through the ACA insurance exchanges where payments include federal funds. The FCA also makes the knowing retention of an identified overpayment from a GHC Program a separate basis for FCA liability. Substantial civil fines and treble damages, along with other remedies, including exclusion from GHC Programs, can be imposed for violating the FCA. Furthermore, the FCA does not require that the individual or company that presented or caused to be presented an allegedly false claim have actual knowledge of its falsity. The statute applies where the individual or company acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim. The FCA includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and share in the amounts recovered under the law. In recent years, many cases have been brought against healthcare companies by the government and by “whistleblowers,” which have resulted in judgments and settlements involving substantial payments to the government by the companies involved. The cost to defend against allegations, even when the government declines to intervene, can be substantial.

In addition, the Civil Monetary Penalties Law imposes substantial civil monetary penalties against a person or entity that engages in other prohibited activities, such as presenting or causing to be presented a claim to a GHC Program that the person knows or should know is for an item or service that was not provided as claimed or for a claim that is false or fraudulent, or providing remuneration to a GHC Program beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier. For additional information regarding the healthcare fraud and abuse laws described above, see Item 1A. Risk Factors–“ The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

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

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws, rules and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. If there is a determination by a government authority that we have not complied with any of these laws, rules and regulations, our business, financial condition and results of operations could be materially, adversely affected. See “Government Investigations.” Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and the OIG published Final Rules substantially modifying the Anti-Kickback Statute, Civil Monetary Penalty Law, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse. Changes reflected in OIG and CMS’s Final Rules could affect our operations and may cause us to modify certain arrangements, transactions, or other financial relationships. In addition, CMS and OIG periodically issue Advisory Opinions in response to requests from industry stakeholders regarding proposed arrangements and whether such arrangements comply with applicable fraud and abuse laws. While Advisory Opinions are only directly applicable to the requestor of the opinion, they provide notice to healthcare industry participants of the types of conduct that government agencies find to be permissible or impermissible under the applicable laws. OIG also releases Special Advisory Bulletins to put industry stakeholders on notice of the agency’s views on common practices within industry segments that it finds to be violative of the Anti-Kickback Statute, and potentially other laws. These agency advisories, along with publicized litigation and enforcement actions, could cause us to modify certain arrangements, transactions, or other financial relationships, which could affect our operations and impact our financial performance.

Government Regulatory Requirements

In order to participate in the Medicare program and the various state specific Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex regulatory requirements. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors — “Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities and private insurers” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

In addition, GHC Programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, manual guidance, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to providers. Moreover, because GHC Programs generally provide for reimbursement on a fee-schedule, per-service or per-discharge basis rather than on a charge-related basis, we generally cannot increase our revenue through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover or shift these increased costs to non-governmental payors. In addition, the healthcare industry is increasing the use of value-based reimbursement methodologies and accordingly, our reimbursement may be dependent upon our ability to achieve quality targets that change year over year. See Item 1A. Risk Factors – “Potential healthcare reform efforts may have a significant effect on our business.” In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare and Medicaid reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicare, Medicaid and other GHC Programs.

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

Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy violations and data breaches. The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, among other things, created new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. California recently amended and expanded CCPA through another ballot initiative, the California Privacy Rights Act (“CPRA”), passed on November 3, 2020 and made effective as of January 1, 2023. The California Privacy Protection Agency (“CPPA”) is still working to promulgate final rules to fully implement the CPRA, which are expected to be released in the near term. The final rules are scheduled to go into effect by July 1, 2023. The CPRA provides even greater rights to consumers with respect to their data, such as the right to correction, data portability, access to information about processing and profiling activities, and opt-out rights. Additional states have enacted laws related to consumer privacy, such as Colorado, Connecticut, Utah and Virginia. While these new laws generally include exemptions for HIPAA-covered data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.

In addition, industry groups such as the payment card industry have developed self-regulatory guidelines for privacy and data security. In order to accept payments from payment cards through a third-party vendor, merchants must use payment card processing applications that have been validated under the Payment Application Data Security Standard (“PA-DSS”), and complete a self-assessment questionnaire that complies with the Payment Card Industry Data Security Standard (“PCI-DSS”). Failure to comply with PA-DSS and PCI-DSS may result in fines and penalties imposed by payment card brands, and/or termination of the merchant’s relationship with the bank it relies on to process payment card payments.

Additional states have passed privacy legislation or have indicated an intent to propose such legislation, particularly in light of the United States Supreme Court’s decision in Dobbs v. Jackson Women’s Health Organization, which overturned Roe v. Wade and eliminated the constitutional right to abortion in the United States. In the wake of the Dobbs decision, there has been significant attention on the collection, use and disclosure of health information. For instance, the state of Washington passed the “My Health My Data Act” with respect to “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health” and which will go into effect in 2024 with additional privacy rights and compliance obligations. The Federal government has also responded by instructing federal agencies, such as the OCR and FTC, to use their existing authority to provide greater protections for consumers with respect to the use of their data, and more specifically, their health data. OCR released a bulletin in December 2022 titled “HIPAA Guidance on Use of Tracking Technologies” which expanded commonly understood interpretations of “individually identifiable health information” and placed limitations on covered entities and business associates’ use of online tracking technologies and related vendor engagements. Additionally, the FTC has been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. We expect continued scrutiny by federal and state regulators, business partners, and consumers on our collection, use and disclosure of health information. This is of even greater significance with respect to our women’s health services and treatment of pregnant women. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.

These requirements are also subject to change, and updates to the HIPAA Privacy Rule are expected in 2024. Compliance with new privacy, security, and breach notification laws, regulations, requirements and self-regulatory guidelines may result in increased operating costs and may constrain or require us to alter our business model or operations. For example, changes to HIPAA promulgated pursuant to HITECH further restricted our ability to collect, disclose and use PHI and imposed additional compliance requirements on us.

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

See also Item 1A. Risk Factors–“Information Systems, Cybersecurity and Data Privacy Risks” and Item 1C. Cybersecurity for additional information.

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

Compliance Program

We maintain a compliance program that is designed to include the OIG’s seven fundamental elements of an effective compliance program and which reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

•
a Chief Compliance Officer who reports to our Board of Directors on a regular basis;
•
a Compliance Committee consisting of our senior executives;
•
a formal internal audit function, including an Associate Vice President of Internal Audit who reports to the Audit Committee on a regular basis;
•
our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;
•
our Code of Professional Conduct – Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chief Operating Officer;
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

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All of our personnel are required to abide by, and are given thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous or confidential basis, and to obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Compliance Committee and Board of Directors. Copies of our Code of Conduct and our Code of Professional Conduct – Finance are available on our website, www.Pediatrix.com. Our website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct – Finance will be promptly disclosed on our website following the date of any such amendment or waiver.

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

HUMAN CAPITAL MANAGEMENT

We believe our affiliated physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2023, we had approximately 2,620 practicing physicians affiliated with us, and we employed or contracted with approximately 2,550 other clinical professionals and approximately 2,900 other full-time and part-time employees. Our affiliated physicians and clinicians provide critical medical care through over 20 women’s and children’s healthcare services across 37 states, providing care to the most vulnerable patient population in the country: expecting mothers and their newborns and children.

We believe that the success of our mission to “Take great care of the patient, every day and in every wayTM” is realized by the engagement and empowerment of our affiliated physicians, other clinicians and administrative employees. Our executive team, including our Vice President of People Services and Vice President of Total Rewards, is responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development, engagement, compensation and retention of talent. Our People Services team reports to our Chief Operating Officer and regularly engages with our Chief Executive Officer and board of directors and its compensation and talent committee. Our People Services team is a core administrative support function of Pediatrix. Through its functional experts, our People Services team provides support, guidance and consultation in the areas of talent acquisition, employee wellness and safety programs, diversity, equity and inclusion, workplace policies and procedures, training and development and rewards strategies that include compensation, benefits and other rewards. It is the goal of the People Services team to support the needs of our organization and our workforce while serving as a trusted strategic partner to our management team.

We work together to make sound decisions for all of our operations teams and medical groups. Physicians spend years of their lives learning and training in the science of medicine in order to bring their knowledge and skill to the bedside of a patient. It is an art, honed through repeated patient interactions, that allows any clinician to translate science into compassionate care for our patients. But healthcare is also our business, so we must also take great care of the business. This requires us to work every day to put tools into the hands of our affiliated physicians and other clinical professionals so they can deliver high quality care to our patients.

Training and Leadership Development

We are committed to the continued development of our people and believe in fostering great leaders. Our Training and Development team is committed to providing an environment that fosters both individual and organizational development. Through its various training and educational programs, the training and development team supports the organization’s commitment to excellence and its mission to “Take great care of the patient, every day and in every wayTM”. We make available a catalog of over 9,500 courses to all audiences across subjects including business skills, leadership and management, office productivity, health and wellness and personal development, among others. The courses are designed to develop great people who become great leaders that will ultimately shape a great company. Our training materials were enhanced with additional resources to support remote work environments required due to COVID-19 that have remained a valuable alternative for many of our employees.

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

Diversity, Equity and Inclusion

We strive to make diversity, equity and inclusion a priority and foster a culture of trust and respect where all employees have a sense of belonging. Diverse representation at all levels of our organization is of the utmost importance to our culture and our business. As of December 31, 2023, approximately 80% of our total headcount was female and over 40% of our total headcount identified as a person of color. Among our affiliated physicians and other clinical professionals, approximately 75% were female and over 35% identified as a person of color. Among the executive and senior executive level and manager group, over 40% were female and approximately 20% identified as a person of color. We believe that a diverse workforce is critical to our success, and we will continue to focus on the hiring, advancement, and retention of both visibly and invisibly underrepresented populations.

Total Rewards: Compensation and Benefits

We value our colleagues’ contributions to our success and strive to provide all of our colleagues with a competitive and comprehensive total rewards package. This includes robust compensation and benefits programs to help meet the needs of our affiliated physicians, other clinical professionals and administrative employees.

We take great care to ensure that our cash-based compensation packages are reflective of the market value for the work that our colleagues perform. We also understand that providing a comprehensive suite of employee benefits is essential to attracting, retaining and engaging world-class employees. Therefore, we regularly evaluate our benefit offerings to be sure we fully support our employees. In addition to base salaries, these offerings may include a combination of annual bonuses, stock-based compensation awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, adoption assistance, employee assistance programs and continuing education, among many others.

GEOGRAPHIC COVERAGE

We provide physician services across 37 states. During 2023, approximately 67% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 32% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2023, the percentage of our patient service revenue being reimbursed under GHC Programs remained relatively stable as compared to the year ended December 31, 2022. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes and reimbursement for services we provide could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and any uncertainty around the future of the ACA, and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges has resulted and may continue to result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. While we have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions, there is no assurance that these initiatives will be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

Preliminary birth data for 2022 indicate that total births in the United States remained effectively flat as compared to 2021. Provisional data for 2023 is not yet available. The flat birth rate suggests the rebound in births in 2021, the first increase in the number of births since 2014, was likely transient. Future declines in births are possible, particularly if there is an economic recession, and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows, financial condition and the trading price of our securities.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net revenue in 2023 was generated by our operations in five states. In particular, Texas accounted for approximately 32% of our net revenue in 2023. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, increases in unreimbursed services arising from services furnished to undocumented noncitizens, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our financial condition and results of operations have been and may continue to be materially adversely affected by the coronavirus pandemic (COVID-19) and its variants, and any future pandemics or outbreaks.

In early 2020, the outbreak of the SARS-Cov-2 virus and the COVID-19 disease that it causes (collectively, “COVID-19”) evolved into a global pandemic that spread to most regions of the world, including virtually all of the United States. With variant strains still circulating, the extent to which COVID-19 may impact our business and operating results is uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, its variants and the actions to contain it or treat its impact.

Overall, our operating results were significantly impacted by the COVID-19 pandemic beginning in mid-March 2020, but volumes began to normalize in May 2020 and substantially recovered during the months of June 2020 through December 2020. To the extent the COVID-19 pandemic or any future pandemic or outbreak materially adversely affects our business and financial results, it may also have the effect of significantly heightening many of the other risks associated with our business and indebtedness, including those described in this Form 10-K.

The foregoing and other continued disruptions to our business as a result of COVID-19 or any future pandemic or outbreak could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities.

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

We could be affected by potential changes to healthcare laws, rules and regulations, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion and contraction.

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

Another potentially existential challenge to the ACA is advancing in federal courts. Specifically, in Braidwood Management v. Becerra, the plaintiffs argue that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. In September 2022, a federal district court in Texas ruled partly in favor of the plaintiffs and partly in favor of the Department of Health and Human Services, which is defending the ACA, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The federal government appealed this decision to the Fifth Circuit Court of Appeals, which subsequently issued an administrative stay of the district court’s ruling, thereby allowing the federal government to continue enforcing the preventive services requirement while the 5th Circuit considers the case. The case may ultimately be resolved by the United States Supreme Court. If the case succeeds, millions of Americans could lose access to preventive care guaranteed by the ACA or be forced to pay out of pocket for these services, and such an outcome could materially impact our business.

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

In addition to the ACA, there could be changes to other GHC Programs, such as a change to the Medicaid program design or Medicaid coverage and reimbursement rates set forth under federal or state law. Historically, Congress and the Administration sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for Medicaid benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and/or make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income.

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

In response to the COVID-19 Public Health Emergency (“PHE”), Congress passed the Family First Coronavirus Response Act, which provided state Medicaid programs a 6.2 percentage point increase in the Federal Medical Assistance Percentage (“FMAP”) if states meet certain maintenance of eligibility (“MOE”) requirements that ensure continuous coverage for current enrollees. As a result, all Medicaid beneficiaries were continuously enrolled in Medicaid during much of the COVID-19 PHE. Legislation enacted in late 2022 phased down the FMAP increase from April 1, 2023 to December 31, 2023. To continue receiving the increased FMAP during that transition period, states were required to conduct Medicaid eligibility redeterminations and renewals beginning April 1, 2023. As of December 31, 2023, there will be no additional increase in FMAP. More than 13 million people enrolled in Medicaid lost coverage as a result of these changes, and more disenrollments are expected. This change could have a material impact on our business.

Moreover, certain potentially material changes seem likely with respect to government reimbursement and the healthcare industry in general. For instance, the 2024 Medicare Physician Fee Schedule Final Rule decreased the 2024 conversion factor (i.e., the amount Medicare pays per relative value unit (wRVU)) by nearly 3.4% from the 2023 amount. Congress may pass legislation to absorb some of these cuts, but Medicare payments to physicians are expected to decrease in 2024. This reduction will adversely affect reimbursement for physician services and could also negatively impact other GHC Program reimbursement and commercial payor reimbursement. These changes could materially impact our business.

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

Finally, the expiration of the COVID-19 national emergency and PHE declarations in May 2023 also ended waivers for the provision of certain services, and returning our services to a pre-pandemic regulatory state similarly may increase our exposure to legal, regulatory, compliance and clinical risks.

COVID-19 necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the COVID-19 public health emergency, and certain flexibilities afforded to the provision and reimbursement of telehealth may be rolled back.

In an effort to address shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection and to provide safe access to care for our patients, we converted certain in-person visits to telehealth visits and have continued to provide services in this manner. There is significant variation in demand, consumer acceptance, and market adoption of telehealth services. The provision of telehealth is largely regulated at the state level and can include, among other things, variations in the definition of telehealth, physician/patient relationship requirements, informed consent for telehealth services, licensure, scope of practice, covered modalities, electronic prescribing, coverage and reimbursement, and privacy and security requirements. Our ability to conduct telehealth services and provide medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. While numerous federal agencies released waivers to ease regulatory obstacles to the adoption of telehealth, many of these waivers do not override applicable state laws. States have adopted waivers as well but differ in the scope and application of such waivers and also on the time period the waiver is available. Many state waivers in relation to COVID-19 have already expired. On a federal level, CMS created flexibilities for the provision and reimbursement of telehealth for Medicare beneficiaries during the PHE. While some of these flexibilities have been permanently extended, recent federal legislation authorized the extension of many of the Medicare telehealth flexibilities through December 31, 2024.

Evolving interpretations and acceptance of telehealth by medical boards, state attorneys general and other regulatory or administrative bodies require us to monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Monitoring regulatory changes at the federal and state levels has and will continue to incur costs for us and may result in making changes to our business operations to ensure continued compliance. Challenges also exist with respect to coverage and reimbursement of telehealth services by both commercial and governmental payors. Unless Congress enacts permanent telehealth coverage, the flexibilities and additional billing codes that are currently available will not be available indefinitely. If telehealth services achieve coverage, there is no guarantee that reimbursement will be equivalent to in-person care and may negatively impact our financial condition. Individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services when delivered remotely. If any of these events occur, it could have an adverse effect on our business, financial condition, results of operations and the trading price of our securities.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have an adverse effect on our business.

MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. The Merit-based Incentive Payment System (“MIPS”) allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2024 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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

The Transparency in Coverage Final Rule, published November 12, 2020, aims to put health pricing information into the hands of consumers and allow them to select their providers based, in part, on cost. The final rule imposes two main requirements. First, as of July 1, 2022, certain health plans and insurers are required to publish on a public website machine-readable files containing information on their in-network negotiated rates, billed charges and allowed amounts paid for out-of-network providers, and the negotiated rate and historical net price for prescription drugs. Second, as of January 1, 2023, certain health plans and issuers must report to their covered members certain pricing information (including the in-network rate and out-of-network allowed amounts) and cost-sharing obligations for covered items and services. These requirements remain subject to change, and we cannot predict how the availability of this health pricing information may impact our business operations and patient volumes. Moreover, Congress is considering legislation that imposes additional transparency requirements on providers. If patients choose to use services of less costly providers, we could see a reduction in patient volumes or decide to reduce the prices of our services to compensate, either of which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2023, 40 states, and the District of Columbia, adopted the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees. Moreover, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. They also have sought to reduce payments to certain hospitals in some of these states. Should any of these changes take effect, we cannot predict with any assurance the ultimate effect to reimbursements for our services.

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

In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not in network with the patient’s insurer (the “No Surprises Act” or the NSA). Effective January 1, 2022, if the patient’s insurance plan is subject to the NSA, providers are not permitted to send patients an unexpected or “surprise” medical bill that arises from out-of-network emergency care provided at certain out-of-network facilities or at certain in-network facilities by out-of-network emergency providers, as well as out-of-network nonemergency care provided at certain in-network facilities without the patient’s informed consent. Many states have legislation on this topic and will continue to modify and review their laws pertaining to surprise billing.

Under the NSA, patients are required to be charged no more than the in-network cost-sharing amount. Certain providers, including Pediatrix, are required to develop and disclose a “Good Faith Estimate” (“GFE”) that details the expected charges for furnishing an item or service to an uninsured or self-pay patient. The GFE will be required to include certain specific information such as, among other things, co-provider service cost estimates, and is subject to certain format, availability and dispute resolution requirements. Insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties. The impact of the GFE requirements on the Company remains uncertain at this time, in part due to ongoing rulemaking around the NSA, as well as the delayed effective date of certain provisions of the GFE framework, uncertainty around operational timeframes, potential penalties and patient reaction, among other things.

For claims subject to the NSA, including many emergency care services, out of network providers are paid an amount determined by the patient’s insurer; if a provider is not satisfied with the amount paid for the services, the provider can pursue recourse through an independent dispute resolution (“IDR”) process. The outcome of each IDR dispute is generally binding on both the provider and payor with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment. The interim final rules establishing the IDR process were subject to legal challenges that resulted in the Eastern District of Texas vacating certain provisions of such rules and related guidance documents in August 2023. In response, on December 18, 2023, CMS issued a final rule that included new provisions governing payments associated with the IDR process.

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

In February 2018, Congress reauthorized the Children’s Health Insurance Program (“CHIP”) through 2027. Changes to CHIP or the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in GHC Programs, or vice versa, or cause patients who otherwise would have been covered by CHIP or Medicaid to lose insurance coverage altogether. Additional reform efforts could change the eligibility requirements for Medicaid and for other GHC Programs, including CHIP, and could increase the number of patients who participate in such programs or the number of uninsured patients.

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

A significant portion of our net revenue is derived from payments made by GHC Programs, principally Medicaid, including the managed care plans under the Medicaid program. These government-funded programs, as well as private insurers, have been and may continue to be subject to changes, including increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Regulatory Requirements.” Federal and state legislatures or administrators of these government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. In addition, increased consolidation among private insurers is resulting in fewer and larger third-party payors with increased negotiating power. As a result, payments from government programs or private payors may decrease significantly.

In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments to healthcare providers for certain services under the Medicare program. For example, Congress established automatic spending reductions under the Budget Control Act of 2011 (the “BCA”), resulting in a 2% reduction in Medicare payments that began in 2013 and extend through the first six months of the FY 2032 sequestration order. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022. In addition, as a result of ARPA, an additional Medicare payment reduction of up to 4% was requested to take effect in January 2022; however, Congress has delayed implementation of this reduction until 2025. Any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because a state’s Medicaid payments cannot exceed the payments it would have made had those patients been enrolled in traditional Medicare, and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress. We anticipate that the federal deficit will continue to place pressures on GHC Programs.

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

Adverse economic developments in the United States could lead to a reduction in federal government expenditures, including GHC Programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicare and Medicaid, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business— “Government Regulation—Fraud and Abuse Provisions.” Further, identified overpayments from Medicare or Medicaid must be refunded to the government within 60 days of identification or the entity could be held liable under the federal False Claims Act (“FCA”), including for treble damages and substantial civil penalties, currently set at $13,946 up to $27,894 per false claim or statement for penalties assessed after January 15, 2024. In addition, our contracts with private insurers often provide such insurers with audit rights over payments made to us and the ability to seek recoupment for overpayments. We believe that audits, inquiries and investigations from government agencies, government contractors and private insurers will occur from time to time in the ordinary course of our business, which could result in substantial costs to us, legal actions by or against us, and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Applicable U.S. federal and state and non-U.S. healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, a criminal law, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, under GHC Programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in GHC Programs;
•
the federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from GHC Programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. There is also the federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government;
•
the federal Civil Monetary Penalties Law (“CMPL”), which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•
the Eliminating Kickbacks in the Recovery Act of 2018 (“EKRA”) establishes criminal penalties for paying, receiving, soliciting or offering any remuneration in return for referring a patient to a laboratory, clinical treatment facility or recovery home, or in exchange for an individual using the services of one of these entities. The EKRA prohibitions apply to services covered by GHC programs and by private health plans.
•
the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to annually track and report payments and other transfers of value provided to U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives, as well as certain ownership and investment interests held in the manufacturer by physicians and their immediate families;
•
the federal Physician Self-Referral Law, commonly referred to as the Stark Law, is a strict liability civil law that prohibits physicians from making “referrals” for “designated health services,” payable by Medicare or Medicaid, to entities with which the physician or an immediate family member of the physician has a “financial relationship,” unless an exception applies. The Stark Law further prohibits entities which have received such referrals from filing claims with Medicare (or billing another individual, entity or third-party payor) for those referred services. The term “designated health services” includes, among other things, inpatient and outpatient hospital services, home health services, and clinical laboratory services;
•
similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims, and other fraud and abuse issues which typically are not limited to relationships involving government-funded programs. In some cases, these laws prohibit or regulate additional conduct beyond what federal law affects, including applicability to items and services paid by commercial insurers and private pay patients. Penalties for violating these laws can range from physician licensure sanctions, fines and criminal sanctions;
•
statutes created by HIPAA, which impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious or fraudulent statements in connection with the delivery of or payment for health care benefits;
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
•
state laws that prohibit or limit general business corporations from practicing medicine, exercising control over physicians’ medical decisions or engaging in certain practices or financial arrangements, such as splitting fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others;
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

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. For example, in some states, we are dependent on our relationship with affiliated practices, which we do not own, to provide physician and other clinical services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with our providers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, or if our contractual relationships with such entities cease to continue. Our contracts include management services agreements among other agreements with such affiliated practices, to which these practices reserve exclusive control and responsibility for all aspects of the practice of medicine and delivery of medical services. While we seek to substantially comply with the applicable state prohibitions on the corporate practice of medicine and fee splitting, these laws could impact our business operations, and state officials who administer these laws or other third parties may successfully challenge our contractual arrangements, which could subject us to civil and criminal penalties and require us to restructure our relationships with providers to comply with these statutes, which could have a material adverse effect on our business, financial condition, and operations. Additionally, state corporate practice of medicine doctrines often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could impact physicians participating with our affiliated practices. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

Further, regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting, EKRA, or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Regulatory Requirements.” In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and OIG issued Final Rules revising the federal anti-kickback statute, the CMPL, EKRA, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse through additional new statutory definitions, safe harbors, and exceptions. Compliance with federal fraud and abuse laws such as the anti-kickback statute, the CMPL, and the Stark Law involves constant monitoring for regulatory changes, agency and court interpretations, and revisiting of arrangements based on new interpretations or clarifications, all of which will require ongoing compliance costs. In addition, these laws and their exceptions and safe harbors are complex and clear interpretations are not always available. Despite our efforts to comply, we cannot guarantee that a government agency will necessarily agree with our interpretations or that one or more of our arrangements will not be subject to challenge, nor can we provide any assurance that they will not have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Risks Related to Our Business Strategy

We are undertaking a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers. This transition will involve significant time and resources, and our failure to execute this transition efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.

On October 30, 2023, we provided notice to R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.) (“R1RCM”) that we were terminating that certain Services Agreement, dated May 12, 2021, as amended, by and between our wholly-owned subsidiary PMG Services, Inc. and R1RCM (the “Services Agreement”), effective as of December 15, 2023. Our termination of the Services Agreement was in connection with R1RCM’s performance, specifically R1RCM's failure to meet certain service levels set forth in the Services Agreement. Pursuant to the Services Agreement, R1RCM was the primary provider of our enterprise revenue cycle management services, and R1RCM is continuing to provide us with transition assistance pursuant to the terms of the Services Agreement.

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

We currently, and from time to time in the future may, outsource portions of internal business functions, including our revenue cycle management functions, to third-party service providers. These functions are performed both domestically and in offshore locations, with our oversight. If our outsourcing partners fail to perform their obligations in a timely manner at satisfactory quality levels, in compliance with regulatory requirements, or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our outsourcing needs, the efficiency, effectiveness and quality of our services could suffer. Reliance on third-party providers could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake such operations, either of which could damage our relationships with our patients and customers. In connection with the transition of our revenue cycle management function, we have and could experience a further reduction in revenue due to delays in collection efforts or the inability to collect from patients or third-party payors, claim denials, recoupments, or governmental and third-party audits, all of which have and may further impact our profitability and cash flow. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. In addition, federal government and third-party payors may have prohibitions or restrictions on the use of third-party service providers outside of the United States and/or require notice for the use of such third-party service providers. Diminished service quality from outsourcing, our inability to utilize offshore service providers or the failure to comply with restrictions on the use of third-party service providers could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Our acquisition strategy involves numerous risks and uncertainties, including:

•
We may not be able to identify suitable acquisition candidates or strategic opportunities or implement successfully, or realize the expected benefits of, any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs.
•
We may not be able to complete acquisitions of physician practices or services companies, or we may complete acquisitions on less favorable terms as a result of changes in tax laws, healthcare fraud and abuse laws, financial market or other economic or market conditions.
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

c

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

We have historically experienced growth in our business, including growth outside of our core physician specialties. Growth in the number of our employees and affiliated physicians has in the past placed significant demands on our financial, operational and management resources. Significant growth may impair our ability to provide our services efficiently and to manage our employees adequately. Our future results of operations could be adversely affected if we are unable to manage our growth effectively.

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

The carrying value of our intangible assets, which consists primarily of goodwill related to our acquisitions, is subject to testing at least annually, and more frequently if impairment indicators exist. Under current accounting standards, goodwill is tested for impairment on at least an annual basis and more frequently if impairment indicators exist, and we have been subject to impairment losses as circumstances have changed after acquisition. For example, during the fourth quarter of 2023, we recorded a non-cash impairment charge of $148.3 million. If we record additional impairment losses related to our goodwill in the future, it could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed within a certain time period, or we may become involved in disputes with payors and could be subjected to pre-payment and post-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided, they experience administrative issues that result in a delay in reimbursements, or pursuant to binding arbitration proceedings for out-of-network items or services. In addition, GHC Programs may deny or revoke our application to become a participating provider if we do not disclose certain events relating to our affiliates or for other reasons that could cause us to not be able to provide services to patients or prohibit us from billing for such services. GHC Programs may also suspend our payments pending an audit or investigation, which could last for an extended period of time. If we are not reimbursed fully or in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected. In addition, we may choose to challenge certain GHC reimbursement decisions through administrative appeal mechanisms. Any backlog in appeals may further affect our ability to collect reimbursement for services rendered.

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

As of December 31, 2023, our total indebtedness was $628.1 million, of which $400.0 million was at fixed interest rates and $228.1 million was at variable rates. We also had $450.0 million of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, United States tax law places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates continue to increase, any variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.

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

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians and other personnel to service existing units at hospitals and our affiliated practices and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. The U.S. is currently experiencing and is expected to continue to experience a nationwide healthcare professional shortage. Due to this increased exit from healthcare practice and lack of sufficient new talent to replace them, our recruiting efforts have become increasingly more competitive. We may not be able to continue to recruit new clinicians or other personnel or renew contracts with existing clinicians or other personnel on acceptable terms. We have and may seek to renew clinician contracts prior to their existing renewal date for various reasons, including to move clinicians to a different compensation structure. We may not be successful in these early renewal efforts, and further, clinical compensation may increase as a result of incremental compensation incentives that may be required by clinicians to agree to the change in compensation structure. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months, or longer, to complete due to various requirements, including state licensing and hospital credentialing. Further, if the demand exceeds the supply for physicians and other clinicians and personnel either in general or in specific markets, we could experience an increase in compensation expense, including premium pay and agency labor costs. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians, clinicians and other personnel in a reasonable period of time, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected. In addition, if we experience a higher rate of growth in compensation expense, our business, financial condition, results of operations, cash flows and the trading price of our securities could be adversely affected.

A significant number of our affiliated physicians or other clinicians could leave our affiliated practices or our affiliated practices may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states may be reluctant to enforce non-compete agreements and restrictive covenants against physicians. In addition, we have and may incur significant legal fees to pursue enforcement of such agreements and restrictive covenants. Further, the Federal Trade Commission issued a proposed rule on January 5, 2023 that would prohibit employers from using non-compete clauses with workers and certain states have enacted or proposed prohibitions on using non-compete clauses with workers, including healthcare providers. Our affiliated physicians or other clinicians may leave our affiliated practices for a variety of reasons, including in order to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated practices, we could incur significant legal fees to pursue enforcement of certain covenants within employment agreements or if our affiliated practices are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be adversely affected.

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

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cybersecurity attacks resulting in the theft of protected health, business or financial information. Despite our layered security controls, experienced computer programmers and hackers have been and may be able to penetrate our information systems and may have and may be able to misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics.

A failure in or breach of our information systems as a result of cybersecurity attacks or other tactics could disrupt our business, has and may result in the disclosure or misuse of PHI, confidential or proprietary business information, and has or may cause financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have reasonable and appropriate information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cybersecurity threats continue to evolve, we have been and may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations, including, without limitation, our billing processes. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons’ personal information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, have resulted in litigation and potential liability for us, and could damage our brand and reputation or otherwise harm our business. Additionally, under certain circumstances, we could be excluded temporarily or permanently from certain commercial or GHC Programs. Any of these disruptions or breaches of security could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may experience difficulties implementing or enhancing technology, software and processes.

We are engaged in various implementation and enhancement efforts for new technology, software and processes. These solutions are designed to provide greater efficiency and flexibility across our enterprise. In implementing and enhancing various solutions and processes, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of these solutions and processes could adversely affect our ability to operate our business. While we have invested significant resources in planning and project management, unforeseen implementation or enhancement issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our system implementations may disrupt our operations. Any implementation or enhancement issues or business operation disruptions could have a material effect on our business, financial condition, results of operations, cash flows, internal control over financial reporting and the trading price of our securities.

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

Federal and state laws concerning the privacy and security of personal information may increase our costs and limit our ability to collect and use that information. Any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including individually identifiable health information. These laws include:

•
Federal and state laws related to the confidentiality, privacy and security of personal information, including PHI, that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify third parties in the event of a breach. For example, HIPAA and the HITECH limit how covered entities and business associates may use and disclose PHI, provides certain rights to individuals with respect to their PHI, and imposes certain security requirements with respect to PHI and information systems containing PHI, among other things;
•
HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI;
•
Other federal and state laws establish additional requirements for protecting the privacy and security of personal information, including health information, and in many cases are not preempted by HIPAA. In addition, certain states have proposed or enacted legislation. For instance, the state of Washington recently passed the “My Health My Data Act” which will regulate “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Nevada also recently enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted. Additional states have contemplated new health-specific privacy laws, such as the new Washington My Health My Data Act;
•
Several states have enacted comprehensive privacy laws with data privacy rights, such as the CCPA, as amended by the California Privacy Rights Act. While these new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business;
•
Federal and state consumer protection laws, including the FTC’s authority under Section 5 of the Federal Trade Commission Act. The FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information, and in particular health information.; and
•
Federal and state laws regulating the conduct of research with human subjects, which include restrictions and requirements relating to the confidentiality of information collected or generated about human subjects participating in research.

As part of our business operations, including our medical record keeping, third-party billing, research and other services, we collect and maintain PHI and other personal information in paper and electronic format. Standards related to personal information, whether implemented pursuant to HIPAA, HITECH, state laws, federal or state agency actions or otherwise, could have a significant effect on the manner in which we handle and our ability to collect, generate, and maintain personal information, including PHI, and how we communicate with payors, providers, patients and others. Compliance with these standards, which are diverse and complex, could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

In addition to the laws above, we may see more stringent state and federal privacy legislation in future years, including potential changes to HIPAA, the enactment of a broad federal consumer privacy laws, and the enactment of broad consumer privacy laws or health privacy laws in various states. The enactment of such legislation and increased focus on data protection may be more likely as the increase in cyber attacks has once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Further, we are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (“ONC”) and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (“EHI”). Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (“HHS-OIG”) published its final rule implementing information blocking penalties for “actors,” which is supplemented by ONC’s January 9, 2024 final rule enhancing certain information blocking requirements. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023, and ONC and HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking. The impact on the information blocking rules to our business is currently unclear.

On December 1, 2022, the HHS Office for Civil Rights issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined the HHS Office for Civil Rights’ position on the use of online tracking technology vendors, when certain information received by such vendors constitutes PHI under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like the Company, and such vendors. We may incur additional expense to comply with this bulletin and future guidance from the HHS Office for Civil Rights on website tracking technologies, and agency’s heightened focus on website tracking technologies could pose enforcement risk to the Company in the future.

If we are alleged to not comply with existing or new laws, rules and regulations related to PHI or other personal information we could be subject to litigation and to sanctions that include monetary fines, civil or administrative penalties, civil damage awards or criminal penalties, and incur reputational harm and a negative market perception. For example, entities that are found to be in violation of HIPAA as a result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA has ranges of increasing minimum penalty amounts tiered according to the entity’s degree of culpability. Breaches of unsecured PHI may also result in unexpected costs to us, upwards of millions of dollars, through third party litigation, contractual breach resolution, breach notification and remediation. In addition, we may experience reputational harm and a negative market perception when it comes to protecting patient data and other personal information that could influence our future operations. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for establishing the duty of care in state civil suits such as those for negligence or recklessness.

Our compliance with frequently changing and increasingly burdensome regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition. Any such claim, proceeding or action could harm our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. As part of this program, we have processes in place that are designed to assess, identify and manage material risks from cybersecurity threats, which are part of the Company’s overall enterprise risk management process and have been embedded in the Company’s operating procedures, internal controls and information systems.

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) 800-53, including derivatives such as NIST Cybersecurity Framework (“CSF”) and HITRUST, as well as NIST 800-66 and the Center for Internet Security (“CIS”). This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use these standards as a guide to help us design and assess our program.

We rely on a multidisciplinary team, including our information security organization, legal department, management, and third-party service providers, as described further below, to assess, identify, and manage cybersecurity threats and risks.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology (“IT”) environment, including monitoring and evaluating our threat environment and our risk profile;
•
a security governance council principally responsible for management’s oversight of our IT security;
•
the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls;
•
a third-party risk management process for service providers, suppliers and vendors covering compliance and technical controls;
•
cybersecurity awareness training for our employees, incident response personnel and senior management; and
•
a cybersecurity incident response plan with established procedures for assessing and responding to cybersecurity incidents, and that includes having an experienced incident response firm on retainer.

For information on the Company’s cybersecurity-related risks, see “Information Systems, Cybersecurity and Data Privacy Risks” in “Risk Factors” on page 46 of this Annual Report on Form 10-K. While to date we have not identified any breaches from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our program is designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program. Our Board of Directors has elected to exercise direct oversight over this area, rather than acting through one of its committees, given the increasing importance of cybersecurity matters and the cross-functional impacts of technology on our business. Our Board of Directors receives reports at least twice per year from members of senior management, including our Chief Information Security Officer (“CISO”) and Chief Compliance Officer, regarding the Company’s information systems and technology and associated policies, processes, and practices for managing and mitigating cybersecurity and technology-related risks. Our Board of Directors also meets with external advisors to discuss technology and cybersecurity risks applicable to the Company and obtains perspectives which inform senior management’s discussions with our Board of Directors. Our Board of Directors has delegated oversight of the process for determining disclosure required with respect to cybersecurity incidents to its Audit Committee.

At the management level, our information security organization is led by our CISO, who is responsible for cybersecurity risk management, with oversight by our Board of Directors. Our CISO has more than 20 years of experience in information security and IT risk management. He has specific experience in the following information security areas: security governance and policy, information security strategy and planning, penetration testing, vulnerability management, cybersecurity threat intelligence, incident response, third party risk management, cloud security, application security, identity and access management, data loss prevention, and security awareness.

Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security organization, many of whom hold cybersecurity certifications such as a Certified Information Systems Security Professional (CISSP), Certified Data Privacy Solutions Engineer (CDPSE), or Security+ and through the use of technological tools and software and results from third-party audits. Our cybersecurity incident response framework is governed by a cybersecurity incident response plan, which sets out our approach for categorizing, responding to, and mitigating cybersecurity incidents. We have an incident response team comprised of our CISO, executive leaders, management and internal and external legal counsel, whose primary responsibilities include:

•
Evaluating and validating the impact of an incident;
•
Approving certain incident response countermeasures and remediation actions;
•
Escalating incidents and response countermeasures for approval; and
•
Acting in an advisory capacity in support of cybersecurity incident remediation, as appropriate.

We have also established a security governance council (the “Council”) to further strengthen our cybersecurity risk management activities across the Company. The Council includes our Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Executive Vice President and Chief Operating Officer, Executive Vice President – National and Market Operations, Senior Vice President and Chief Information Officer, Vice President and Chief Information Security Officer, Vice President, Chief Compliance Officer, Vice President, People Services, and Associate Vice President, Internal Audit. The Council plans to meet quarterly beginning in 2024 and is responsible for management’s oversight of our IT security in a cohesive and holistic manner that is designed to enable optimal decision-making.

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

As of February 15, 2024, we had 193 holders of record of our common stock, and the closing sales price on that date for our common stock was $9.36 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2023, 2022, or 2021. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2018 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2018 through December 31, 2023. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ended December 31,
Company/Index	2018	2019	2020	2021	2022	2023
Pediatrix Medical Group, Inc.	$100.00	$84.21	$74.36	$82.45	$45.03	$28.18
S&P 500 Index	$100.00	$128.88	$149.83	$189.82	$153.16	$190.27
S&P 600 Health Care	$100.00	$120.14	$157.88	$166.97	$122.84	$119.57
NYSE Composite Index	$100.00	$122.32	$127.70	$150.90	$133.50	$148.17

Issuer Purchases of Equity Securities

During the three months ended December 31, 2023, we did not repurchase any shares of our equity securities.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2023, we did not sell any unregistered shares of our equity securities.

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

This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 17, 2023 (the “2022 Annual Report”) and are incorporated herein by reference.

OVERVIEW

Pediatrix (formerly known as Mednax, Inc.) is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. We ceased providing services in Puerto Rico on December 31, 2022. At December 31, 2023, our national network comprised approximately 2,620 affiliated physicians, including 1,330 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 580 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 230 physicians providing pediatric intensive care, 90 physicians providing pediatric cardiology care, 255 physicians providing hospital-based pediatric care, 65 physicians providing pediatric surgical care and urology services, 55 physicians providing pediatric urgent care, 10 physicians providing pediatric ear, nose and throat services, and three physicians providing pediatric ophthalmology services.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2023, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (“GHC Programs”) remained relatively stable as compared to the year ended December 31, 2022. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

“Surprise” Billing Legislation

In late 2020, Congress enacted the No Surprises Act (“NSA”) legislation intended to protect patients from “surprise” medical bills when certain services are furnished by providers who are not in-network with the patient’s insurer. Effective January 1, 2022, if the patient’s insurance plan or coverage is subject to the NSA, providers are not permitted to send patients an unexpected or “surprise” medical bill that arises from out-of-network emergency care provided at certain out-of-network facilities or at certain in-network facilities by out-of-network emergency providers, as well as nonemergency care provided at certain in-network facilities by out-of-network providers without the patient’s informed consent (as defined by the NSA). Many states have legislation on this topic and will continue to modify and review their laws pertaining to surprise billing.

For claims subject to the NSA, insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. The patient’s cost-sharing amount for out-of-network services covered by the NSA must be no more than the patient’s in-network cost-sharing amounts. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties.

For claims subject to the NSA, including many emergency care services, out-of-network providers will be paid an amount determined by the patient’s insurer; if a provider is not satisfied with the initial amount paid for the services, the provider can pursue recourse through an independent dispute resolution process. The outcome of each IDR dispute is generally binding on both the provider and payor with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services. These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors ─“Congress or states have, and may continue to, enact laws restricting the amount out-of-network providers of services can charge and recover for such services.”

Healthcare Reform

The ACA has altered how health care is delivered and reimbursed in the U.S. and contain various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the FCA and other healthcare fraud and abuse laws. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. As a result, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from various legal proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors ─ “Potential healthcare reform efforts may have a significant effect on our business.”

In addition to the ACA, there could be changes to other GHC Programs, such as a change to the Medicaid program design or Medicaid coverage and reimbursement rates set forth under federal or state law. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for Medicaid benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and/or make it more difficult for people to enroll. See Item 1. Business – “Relationship With Our Partners – Government Regulatory Requirements” and see also Item 1A. Risk Factors ─ “Potential healthcare reform efforts may have a significant effect on our business.” Moreover, the expiration of the COVID-19 national emergency and public health emergency declarations in May 2023 may impact the coverage for and access to certain services for Medicaid patients. Expiration of the national emergency and public health emergency declarations will also end waivers for the provision of certain services, and returning our services to a pre-pandemic regulatory state similarly may increase our exposure to legal, regulatory, compliance and clinical risks.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. See Item 1. Business – “Relationship With Our Partners – Third-Party Payors.” All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. Recently, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. They also have sought to reduce payments to certain hospitals in some of these states. See Item 1A. Risk Factors – “State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.” Should any of these changes take effect, we cannot predict with any assurance the ultimate effect on reimbursements for our services.

RCM Services Agreement

On October 30, 2023, we provided notice to R1RCM that we were terminating that certain Services Agreement, dated May 12, 2021, as amended, by and between our wholly-owned subsidiary PMG Services, Inc. and R1RCM, effective as of December 15, 2023. Our termination of the Services Agreement was in connection with R1RCM’s performance, specifically R1RCM's failure to meet certain service levels set forth in the Services Agreement. R1RCM was the primary provider of our enterprise revenue cycle management services, and R1RCM is continuing to provide us with transition assistance pursuant to the terms of the Services Agreement to allow the services to continue without interruption or adverse effect and to facilitate the orderly transfer of the services to us and/or any successor vendor. See Item 1A. Risk Factors ─ “We are undertaking a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers. This transition will involve significant time and resources, and our failure to execute this transition efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.”

2023 Acquisition Activity

During 2023, we acquired one pediatric urology practice. Based on our experience, we expect that we can improve the results of acquired physician practices in various ways, including improved managed care contracting, improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.

Impairment Losses

Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, we performed our annual impairment analysis in the third quarter, specifically as of July 31, 2023. At that date, our market capitalization exceeded the book value of our equity and we elected to perform a qualitative assessment. Based on the facts and circumstances at the time, we determined no impairment existed. During the fourth quarter of 2023, we experienced a triggering event resulting from a sustained decline in our stock price that resulted in our market capitalization being lower than the book value of our equity. This impairment assessment resulted in a non-cash impairment charge of $125.0 million. Recognition of this non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $23.3 million that increased the book value of our equity. An incremental non-cash charge was required to reduce the book value of our equity to our previously determined fair value. Accordingly, we recorded the incremental non-cash charge of $23.3 million for a total non-cash charge of $148.3 million.

Separately, during the fourth quarter of 2023, we recorded a $20.0 million impairment charge related to a cost-method investment that we made in 2021 in a pediatric primary, urgent care and telehealth company. The value of our investment was deemed to be fully impaired based on significant unfavorable events that took place at the underlying entity in the fourth quarter of 2023.

Common Stock Repurchase Programs

In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the twelve months ended December 31, 2023.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $5.5 million remained available for repurchase as of December 31, 2022. Under this share repurchase program, during the year ended December 31, 2023, the Company purchased 61,000 shares of its common stock for $0.9 million to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock. As of December 31, 2023, $4.6 million remained available under this share repurchase program.

We intend to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Transformation and Restructuring Related Initiatives

Beginning in 2019, we developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We had broadly classified these workstreams in four categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. A significant amount of transformational and restructuring related activities were related to our divested anesthesiology services and radiology services medical groups, and we have incurred various expenses related to executive management and board restructuring. During 2023, our transformation and restructuring related expenses relate specifically to the activities associated with the termination of our revenue cycle management vendor.

Coronavirus Pandemic (COVID-19) and CARES Act

COVID-19 had an impact on the demand for medical services provided by our affiliated clinicians during the first half of 2020. Overall, our operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants since that time. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with variant strains still circulating, we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including by providing aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) administers this program, and our affiliated physician practices within continuing operations received an aggregate of $13.3 million in relief payments during the year ended December 31, 2022.

In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and we utilized this deferral option throughout 2020. We repaid all of these deferred social security taxes as of December 31, 2022.

Geographic Coverage

During 2023 and 2022, approximately 67% and 65%, respectively, of our net revenue from continuing operations was generated by operations in our five largest states. During 2023 and 2022, our five largest states consisted of Texas, Florida, Georgia, California, and Washington. During both 2023 and 2022, our operations in Texas accounted for approximately 32% of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue from continuing operations, exclusive of administrative fees and miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2023	2022
Contracted managed care	67%	66%
Government	26%	26%
Other third-parties	5%	6%
Private-pay patients	2%	2%
	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2023 and 2022 represented approximately 55% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2023.

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

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2023, 2022, or 2021.

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

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2023, our DSO was 50.5 days. We had approximately $1.38 billion in gross accounts receivable for continuing operations outstanding at December 31, 2023, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $6.6 million to $19.9 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 19 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2023, based on our historical experience for continuing operations, a reasonably likely change of 4.0% to 10.0% in our estimates would result in an increase or decrease to net income of $3.2 million to $8.1 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

Goodwill

We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. When testing goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment and perform the quantitative goodwill impairment test. We may use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on various significant assumptions, including the weighted average cost of capital discount factor, revenue growth rates and market multiples for revenue and earnings before interest, taxes and depreciation and amortization (“EBITDA”). We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

Non-GAAP Measures

In our analysis of our results of operations, we use various GAAP and certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, we report adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”) from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the year ended December 31, 2023, both Adjusted EBITDA and Adjusted EPS are being further adjusted for impairment losses. For the years ended December

31, 2022 and 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from loss on the early extinguishment of debt. For the year ended December 31, 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the gain on sale of building . We have included Adjusted EBITDA and Adjusted EPS in this Form 10-K because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions.

We believe these measures, in addition to income (loss) from continuing operations, net income (loss) and diluted net income (loss) from continuing operations per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the years ended December 31, 2023, 2022 and 2021, refer to the tables below (in thousands, except per share data).

	Years Ended December 31,
	2023	2022	2021
(Loss) income from continuing operations attributable to Pediatrix Medical Group, Inc.	$(60,408)	$62,568	$108,014
Interest expense	42,075	39,695	68,722
Gain on sale of building	—	—	(7,280)
Loss on early extinguishment of debt	—	57,016	14,532
Income tax provision	12,049	18,806	27,241
Depreciation and amortization expense	36,171	35,636	32,147
Transformational and restructuring related expenses	2,219	27,312	22,100
Impairment losses	168,312	—	—
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$200,418	$241,033	$265,476

	Years Ended December 31,
	2023		2022		2021
Weighted average diluted shares outstanding	82,201		84,121		85,828
(Loss) income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$(60,408)	$(0.73)	$62,568	$0.74	$108,014	$1.26
Adjustments (1):
Amortization (net of tax of $2,010, $2,242, and $2,643)	6,032	0.07	6,727	0.08	7,928	0.09
Stock-based compensation (net of tax of $3,081, $3,596, and $4,742)	9,242	0.11	10,788	0.13	14,226	0.16
Transformational and restructuring related expenses (net of tax of $555, $6,828, and $5,525)	1,664	0.02	20,484	0.24	16,575	0.19
Impairment losses (net of tax of $42,078)	126,234	1.54	—	—	—	—
Gain on sale of building (net of tax of $1,820)	—	—	—	—	(5,460)	(0.06)
Loss on early extinguishment of debt (net of tax of $14,254 and $3,633)	—	—	42,762	0.51	10,899	0.13
Net impact from discrete tax events	20,825	0.25	(3,370)	(0.04)	(12,156)	(0.14)
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$103,589	$1.26	$139,959	$1.66	$140,026	$1.63

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the years ended December 31, 2023, 2022 and 2021, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our continuing operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2023	2022
Net revenue	100.0%	100.0%
Operating expenses:
Practice salaries and benefits	72.6	70.1
Practice supplies and other operating expenses	6.3	6.2
General and administrative expenses	11.4	11.7
Gain on sale of building	—	—
Depreciation and amortization	1.8	1.8
Transformational and restructuring related expenses	0.1	1.4
Goodwill impairment	7.4	—
Total operating expenses	99.6	91.2
Income from operations	0.4	8.8
Non-operating expense, net	(2.8)	(4.6)
(Loss) income from continuing operations before income taxes	(2.4)	4.2
Income tax provision	(0.6)	(1.0)
(Loss) income from continuing operations	(3.0)%	3.2%

Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022

Our net revenue attributable to continuing operations was $1.99 billion for the year ended December 31, 2023, as compared to $1.97 billion for 2022. The increase in revenue of $22.6 million, or 1.1%, was primarily attributable to an increase in same-unit revenue, partially offset by a decrease in revenue from net non-same unit activity. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $34.8 million, or 1.9%. The increase in same-unit net revenue was comprised of an increase of $37.5 million, or 2.0%, from net reimbursement-related factors, partially offset by a decrease of $2.7 million, or 0.1%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved cash collection rates in the current period as compared to those rates in the prior year period, which prior year rates were significantly impacted by unfavorable revenue cycle management performance, partially offset by decreases in revenue from CARES Act relief. The decrease in revenue from patient service volumes was primarily related to decreases in our hospital-based neonatology services, partially offset by a modest increase in maternal-fetal medicine and other pediatric services.

Practice salaries and benefits attributable to continuing operations increased by $65.0 million, or 4.7%, to $1.45 billion for the year ended December 31, 2023, as compared to $1.38 billion for 2022. Of the $65.0 million increase, $52.7 million was related to salaries and $12.3 million was related to benefits and incentive compensation. The increase in salaries was driven by increases in clinical compensation expense at our existing units. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities. The net increase in benefits and incentive compensation primarily reflects increases in group health insurance costs and payroll taxes, partially offset by a decrease in malpractice expense.

Practice supplies and other operating expenses attributable to continuing operations increased by $3.1 million, or 2.6%, to $124.8 million for the year ended December 31, 2023, as compared to $121.7 million for 2022. The increase was primarily attributable to increases in practice supply, rent and other costs at our existing units, including increases in workers' compensation insurance and medical and office supplies expense, partially offset by a decrease in operating taxes. The increases in our same-unit activity were partially offset by modest decreases in practice supply, rent and other costs related to non-same unit activity.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses decreased by $3.9 million, or 1.7%, to $227.5 million for the year ended December 31, 2023, as compared to $231.4 million for 2022. The net decrease of $3.9 million is primarily related to lower professional services fees, primarily related to legal expenses, lower insurance expense and decreases in expenses from net staffing reductions. General and administrative expenses as a percentage of net revenue was 11.4% for the year ended December 31, 2023, as compared to 11.7% for the same period in 2022.

Transformational and restructuring related expenses attributable to continuing operations were $2.2 million for the year ended December 31, 2023, as compared to $27.3 million for 2022. The decrease of $25.1 million reflects decreases in position eliminations expense, contract termination costs and consulting fees. The expenses during 2023 are directly related to the termination of our contract for revenue cycle management services.

Goodwill impairment attributable to continuing operations was $148.3 million for the year ended December 31, 2023.

Depreciation and amortization expense attributable to continuing operations was $36.2 million for the year ended December 31, 2023, as compared to $35.6 million for 2022. The increase was primarily related to an increase in depreciation expense related to information technology equipment, partially offset by lower amortization expenses related to intangible assets, both at our existing units as well as a decrease in depreciation and amortization related to non-same unit activity.

Income from operations attributable to continuing operations decreased by $165.4 million, or 95.8%, to $7.3 million for the year ended December 31, 2023, as compared to $172.7 million for 2022. Our operating margin was 0.4% for the year ended December 31, 2023, as compared to 8.8% for the same period in 2022. The decrease in our operating margin was primarily due to goodwill impairment as well as net increases in overall operating expenses and a decrease in CARES Act relief, partially offset by higher same-unit revenue and decreases in general and administrative expenses. Excluding the goodwill impairment and transformational and restructuring related expenses our income from operations attributable to continuing operations was $157.9 million and $200.0 million, and our operating margin was 7.9% and 10.1% for the years ended December 31, 2023 and 2022, respectively. We believe excluding the impacts from the goodwill impairment and transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $55.7 million for the year ended December 31, 2023, as compared to $91.3 million for 2022. The net decrease in non-operating expenses was primarily related to a decrease of $57.0 million in loss on early extinguishment of debt from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022, partially offset by an impairment loss related to a cost-method investment and an increase in interest expense from higher interest rates on lower average borrowings.

Our effective income tax rate (“tax rate”) attributable to continuing operations was (24.9)% for the year ended December 31, 2023, compared to 23.1% for the year ended December 31, 2022. The tax rate for the year ended December 31, 2023 is not meaningful as calculated due to the pre-tax income and related tax effects of the non-cash goodwill impairment charge. Excluding the effect of these items, our effective tax rate for the year ended December 31, 2023 was 35.8%. The tax rate for the year ended December 31, 2023 includes a net discrete tax expense of $7.9 million primarily related to the tax charge associated with the impairment of a cost-method investment as well as stock-based compensation shortfalls. The tax rate for the year ended December 31, 2022 includes a net discrete tax benefit of $3.4 million, primarily related to a change in estimate for the liability for uncertain tax positions due to lapse of statutes of limitations. After excluding discrete tax impacts and goodwill impairment-related effects (for December 31, 2023 only), for the years ended December 31, 2023 and 2022, our tax rates were 27.9% and 27.3%, respectively. We believe excluding discrete tax impacts and goodwill impairment-related impacts on our tax rate provides a more comparable view of our effective income tax rate.

Loss from continuing operations was $60.4 million for the year ended December 31, 2023, as compared to income from continuing operations of $62.6 million for 2022. Net loss attributable to Pediatrix Medical Group, Inc. was $60.4 million for the year ended December 31, 2023, as compared to net income attributable to Pediatrix Medical

Group, Inc. of $66.3 million for the same period in 2022. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $200.4 million for the year ended December 31, 2023, as compared to $241.0 million for 2022. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results, primarily from higher operating expenses as well as a decrease in CARES Act relief.

Diluted net loss per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.73 on weighted average shares outstanding of 82.2 million for the year ended December 31, 2023, as compared to diluted net income per common and common equivalent share of $0.79 for 2022 on weighted average shares outstanding of 84.1 million for 2022. Adjusted EPS from continuing operations was $1.26 for the year ended December 31, 2023, as compared to $1.66 for 2022. The decrease in weighted average shares outstanding resulted primarily from the share repurchases completed during 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had $73.3 million of cash and cash equivalents attributable to continuing operations as compared to $9.8 million at December 31, 2022. Additionally, we had working capital attributable to continuing operations of $94.5 million at December 31, 2023, an increase of $93.5 million from our working capital from continuing operations of $1.0 million at December 31, 2022.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating activities	$146,081	$182,312
Investing activities	(48,176)	(56,954)
Financing activities	(25,715)	(487,554)

Operating Activities

We generated cash flow from operating activities for continuing operations of $146.1 million and $182.3 million for the years ended December 31, 2023 and 2022, respectively. The net decrease in cash flow of $36.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to decreases in cash flow from income taxes, accounts payable and accrued expenses and other liabilities.

During the year ended December 31, 2023, cash flow from accounts receivable for continuing operations was $26.3 million, as compared to cash outflow of $5.5 million for the same period in 2022. The increase in cash flow from accounts receivable for the year ended December 31, 2023 was primarily due to improved cash collections at existing units.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 50.5 days at December 31, 2023 as compared to 53.1 days at December 31, 2022. The 2.6 days decrease in DSO was primarily due to improved cash collections at existing units.

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

Investing Activities

During the year ended December 31, 2023, our net cash used in investing activities for continuing operations of $48.2 million consisted primarily of capital expenditures of $33.3 million, net purchases from maturities or sale of investments of $9.0 million and acquisition payments of $6.7 million. During the year ended December 31, 2022, our net cash used in investing activities for continuing operations of $57.0 million consisted primarily of capital expenditures of $29.7 million and acquisition payments of $28.2 million.

Financing Activities

During the year ended December 31, 2023, our net cash used in financing activities for continuing operations of $25.7 million primarily consisted of payments of $12.5 million on our Term A Loan (as defined below), other activity of $8.8 million and net payments on our credit agreement of $4.0 million. During the year ended December 31, 2022, our net cash used in financing activities for continuing operations of $487.6 million primarily consisted of $1.0 billion related to the redemption of the 2027 Notes, including the call premium, the repurchase of $88.5 million of our common stock, payments of $9.4 million on our Term A Loan (as defined below), and payments for financing costs of $8.6 million, partially offset by $400.0 million in proceeds from the issuance of the 2030 Notes and $250.0 million from our Term A Loan.

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

Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Amended Credit Agreement (as defined below). The indenture under which the 2030 Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, we may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

Also in connection with the Redemption, we amended and restated the Credit Agreement (the “Credit Agreement”), and such amendment and restatement (the “Credit Agreement Amendment”), concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450.0 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250.0 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

The Amended Credit Agreement matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50% and (c) Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if we select a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on our consolidated net leverage ratio.

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

At December 31, 2023, we had no outstanding indebtedness under the Revolving Credit Line, which had an available borrowing capacity of $450.0 million. For additional information on our total indebtedness, see Note 13 to our Consolidated Financial Statements in this Form 10-K. At December 31, 2023, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes.

The exercise of employee stock options and the purchase of common stock by participants in our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), and our 2015 Non-Qualified Stock Purchase Plan (the “SPP”) generated cash proceeds of $4.9 million, $5.4 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2023 was $283.3 million, of which $32.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $33.2 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

At December 31, 2023, the Company had long term capital requirements comprised primarily of $400 million in senior notes, $76.5 million of operating lease liabilities and $11.3 million of finance lease liabilities. At December 31, 2023, our total liability for uncertain tax positions was $2.7 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or Term SOFR rate depending on certain financial ratios. At December 31, 2023, we had an outstanding principal balance of $228.1 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of $2.3 million per year.

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

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pediatrix Medical Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

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

Valuation of Patient Services Accounts Receivable – Allowance for Contractual Adjustments and Uncollectibles

As described in Notes 2 and 5 to the consolidated financial statements, patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Payments for services rendered are generally less than billed charges. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by third-party payors for such services. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates the allowance for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Patient services accounts receivable makes up a significant portion of the Company’s consolidated net accounts receivable balance of $272.3 million as of December 31, 2023.

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

Miami, Florida

February 20, 2024

We have served as the Company’s auditor since 1999.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$73,258	$9,824
Short-term investments	104,485	93,239
Accounts receivable, net	272,313	296,787
Prepaid expenses	13,525	14,878
Income taxes receivable	7,565	—
Other current assets	12,308	13,261
Total current assets	483,454	427,989
Property and equipment, net	75,639	73,290
Goodwill	1,384,166	1,532,092
Intangible assets, net	21,240	18,491
Operating and finance lease right-of-use assets	70,294	66,924
Deferred income tax assets	102,852	105,925
Other assets	82,165	123,176
Total assets	$2,219,810	$2,347,887
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$350,798	$374,225
Current portion of debt and finance lease liabilities, net	14,913	14,898
Current portion of operating lease liabilities	21,076	21,589
Income taxes payable	2,159	16,271
Total current liabilities	388,946	426,983
Line of credit	—	4,000
Long-term debt and finance lease liabilities, net	618,421	632,381
Long-term operating lease liabilities	47,238	44,213
Long-term professional liabilities	251,284	275,629
Deferred income tax liabilities	34,308	33,638
Other liabilities	30,552	39,411
Total liabilities	1,370,749	1,456,255
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 84,018,023 and 82,947,132 shares issued and outstanding, respectively	840	829
Additional paid-in capital	999,906	983,601
Accumulated other comprehensive loss	(2,214)	(3,735)
Retained deficit	(149,471)	(89,063)
Total shareholders’ equity	849,061	891,632
Total liabilities and shareholders' equity	$2,219,810	$2,347,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except for per share data)

	Years Ended December 31,
	2023	2022	2021
Net revenue	$1,994,640	$1,972,021	$1,911,191
Operating expenses:
Practice salaries and benefits	1,448,275	1,383,319	1,297,477
Practice supplies and other operating expenses	124,800	121,669	100,472
General and administrative expenses	227,542	231,397	263,357
Gain on sale of building	—	—	(7,280)
Depreciation and amortization	36,171	35,636	32,147
Transformational and restructuring related expenses	2,219	27,312	22,100
Goodwill impairment	148,312	—	—
Total operating expenses	1,987,319	1,799,333	1,708,273
Income from operations	7,321	172,688	202,918
Investment and other income	4,338	3,671	13,652
Interest expense	(42,075)	(39,695)	(68,722)
Impairment loss	(20,000)	—	—
Loss on early extinguishment of debt	—	(57,016)	(14,532)
Equity in earnings of unconsolidated affiliates	2,057	1,722	1,912
Total non-operating expenses	(55,680)	(91,318)	(67,690)
(Loss) income from continuing operations before income taxes	(48,359)	81,370	135,228
Income tax provision	(12,049)	(18,806)	(27,241)
(Loss) income from continuing operations	(60,408)	62,564	107,987
Income from discontinued operations, net of tax	—	3,767	22,950
Net (loss) income	(60,408)	66,331	130,937
Net loss attributable to noncontrolling interest	—	4	27
Net (loss) income attributable to Pediatrix Medical Group, Inc.	$(60,408)	$66,335	$130,964
Other comprehensive income (loss), net of tax
Unrealized holding gain (loss) on investments, net of tax of $527, $1,694 and $742	1,521	(5,051)	(2,213)
Total comprehensive (loss) income attributable to Pediatrix Medical Group, Inc.	$(58,887)	$61,284	$128,751
Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(0.73)	$0.75	$1.27
Diluted	$(0.73)	$0.74	$1.26
Income from discontinued operations:
Basic	$—	$0.04	$0.27
Diluted	$—	$0.05	$0.27
Net (loss) income attributable to Pediatrix Medical Group, Inc.:
Basic	$(0.73)	$0.79	$1.54
Diluted	$(0.73)	$0.79	$1.53
Weighted average common shares:
Basic	82,201	83,467	84,832
Diluted	82,201	84,121	85,828

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit) Earnings	Total Equity
Balance at December 31, 2020	85,593	$856	$1,029,453	$(282,592)	$747,717
Net income	—	—	—	130,964	130,964
Net loss attributable to noncontrolling interests(1)	—	—	—	(27)	(27)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(2,213)	(2,213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	321	3	6,849	—	6,852
Issuance of restricted stock	736	7	(7)	—	—
Stock-based compensation expense	—	—	18,118	—	18,118
Forfeitures of restricted stock	(55)	—	—	—	—
Repurchased common stock	(172)	(2)	(4,717)	—	(4,719)
Balance at December 31, 2021	86,423	$864	$1,049,696	$(153,868)	$896,692
Net income	—	—	—	66,335	66,335
Dissolution of and net loss attributable to noncontrolling interests(1)	—	—	8	(214)	(206)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(5,051)	(5,051)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	287	3	5,393	—	5,396
Issuance of restricted stock	841	8	(8)	—	—
Stock-based compensation expense	—	—	16,977	—	16,977
Forfeitures of restricted stock	(60)	(1)	1	—	—
Repurchased common stock	(4,544)	(45)	(88,466)	—	(88,511)
Balance at December 31, 2022	82,947	$829	$983,601	$(92,798)	$891,632
Net loss	—	—	—	(60,408)	(60,408)
Unrealized holding gain on investments, net of tax (1)	—	—	—	1,521	1,521
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	407	4	4,908	—	4,912
Issuance of restricted stock	964	10	(10)	—	—
Stock-based compensation expense	—	—	12,323	—	12,323
Forfeitures of restricted stock	(239)	(2)	2	—	—
Repurchased common stock	(61)	(1)	(918)	—	(919)
Balance at December 31, 2023	84,018	$840	$999,906	$(151,685)	$849,061

(1)
Presented within retained (deficit) earnings as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(60,408)	$66,335	$130,964
Income from discontinued operations	—	(3,767)	(22,950)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	36,171	35,636	32,147
Amortization of premiums, discounts and issuance costs	1,239	1,765	4,335
Impairment losses	168,312	—	—
Loss on early extinguishment of debt	—	57,016	14,532
Stock-based compensation expense	12,323	16,127	18,968
Deferred income taxes	3,239	(22,771)	(31,239)
Gain on sale of building	—	—	(7,280)
Other	(3,167)	144	(2,350)
Changes in assets and liabilities:
Accounts receivable	26,276	(5,543)	(72,731)
Prepaid expenses and other current assets	514	15,928	41,530
Other long-term assets	22,851	17,196	9,799
Accounts payable and accrued expenses	(11,921)	420	21,326
Income taxes (payable) receivable	(21,677)	18,225	(2,285)
Long-term professional liabilities	837	5,600	1,523
Other liabilities	(28,508)	(19,999)	(22,529)
Net cash provided by operating activities – continuing operations	146,081	182,312	113,760
Net used in operating activities – discontinued operations	(8,756)	(15,371)	(37,023)
Net cash provided by operating activities	137,325	166,941	76,737
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(6,667)	(28,167)	(29,930)
Purchases of investments	(31,893)	(17,346)	(15,052)
Proceeds from maturities or sales of investments	22,905	16,889	16,496
Purchases of property and equipment	(33,328)	(29,708)	(32,249)
Proceeds from sale of building	—	—	24,728
Strategic investments	—	—	(20,000)
Other	807	1,378	584
Net cash used in investing activities – continuing operations	(48,176)	(56,954)	(55,423)
Net cash provided by investing activities – discontinued operations	—	—	2,350
Net cash used in investing activities	(48,176)	(56,954)	(53,073)
Cash flows from financing activities:
Borrowings on credit agreement	470,000	830,000	—
Payments on credit agreement	(474,000)	(826,000)	—
Redemption of senior notes, including call premium	—	(1,046,880)	(759,848)
Proceeds from issuance of senior notes and term loan	—	650,000	—
Payments on term loan	(12,500)	(9,375)	—
Payments for credit facility amendment and financing costs	—	(8,621)	—
Payments of contingent consideration liabilities	(1,817)	—	(189)
Payments on finance lease obligations	(2,618)	(2,916)	(2,809)
Proceeds from issuance of common stock	4,912	5,396	6,853
Repurchases of common stock	(919)	(88,511)	(4,719)
Other	(8,773)	9,353	596
Net cash used in financing activities – continuing operations	(25,715)	(487,554)	(760,116)
Net cash used in financing activities – discontinued operations	—	—	—
Net cash used in financing activities	(25,715)	(487,554)	(760,116)
Net increase (decrease) in cash and cash equivalents	63,434	(377,567)	(736,452)
Cash and cash equivalents at beginning of year	9,824	387,391	1,123,843
Cash and cash equivalents at end of year	$73,258	$9,824	$387,391
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$42,278	$116,235	$86,537
Income taxes	$30,835	$26,908	$54,728
Non-cash investing and financing activities:
Equipment financed through finance leases	$132	$282	$6,762
Property and equipment included in accounts payable	$2,874	$2,589	$2,300

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

The following table summarizes the Company’s net patient service revenue from continuing operations by service line (in percentages):

	Years Ended December 31,
	2023	2022	2021
Neonatology and other pediatric subspecialties	80%	79%	77%
Maternal-fetal medicine	16%	16%	18%
Pediatric cardiology	4%	5%	5%
	100%	100%	100%

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from GHC Programs made up approximately 20% and 21% of net accounts receivable related to continuing operations at December 31, 2023 and 2022, respectively.

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

The Company made an investment in a pediatric primary, urgent care and telehealth company during 2021, and the Company elected to measure such investment using the cost method as it did not have a readily determinable fair value. During the fourth quarter of 2023, the Company recorded a $20.0 million impairment charge related to this cost-method investment as the value of the investment was deemed to be fully impaired based on significant unfavorable events that took place at the underlying entity in the fourth quarter of 2023.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has a single reporting unit. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.

The Company completed annual impairment tests for its continuing operations in the third quarter of each of 2023, 2022 and 2021 and determined that goodwill was not impaired. For 2023, 2022 and 2021, the Company elected to perform the qualitative assessment, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it was more likely than not that the fair value of its single reporting unit exceeded its carrying value, including goodwill. The Company considered the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

The Company experienced a triggering event during the fourth quarter of 2023, resulting in a non-cash goodwill impairment charge of $148.3 million. See Note 8 – Goodwill and Intangible Assets for more information.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2023 pursuant to current accounting standards.

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at December 31, 2023 and 2022 (in thousands):

		Fair Value
	Fair Value Category	December 31, 2023	December 31, 2022
Assets:
Money market funds	Level 1	$2,814	$1,415
Short-term investments	Level 2	104,485	93,239
Mutual funds	Level 1	17,687	14,544

The following table presents information about the Company’s financial instruments that are not carried at fair value at December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	400,000	357,000	400,000	344,000

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

3. Coronavirus Pandemic (“COVID-19”) and the CARES Act:

COVID-19 had an impact on the demand for medical services provided by the Company’s affiliated clinicians during the first half of 2020. Overall, the Company’s operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants since that time.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) administered this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $13.3 million and $26.1 million during the years ended December 31, 2022 and 2021, respectively.

In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and while the Company utilized this deferral option throughout 2020, it repaid all of the deferred amounts as of December 31, 2022.

4. Investments:

Investments held are summarized as follows (in thousands):

	December 31,
	2023	2022
Corporate securities	$57,878	$61,385
U.S. Treasury securities	22,674	10,205
Municipal debt securities	14,649	14,377
Federal home loan securities	5,670	3,562
Certificates of deposit	3,614	3,710
	$104,485	$93,239

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2023	2022
Gross accounts receivable	$1,379,213	$1,548,492
Allowance for contractual adjustments and uncollectibles	(1,106,900)	(1,251,705)
	$272,313	$296,787

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net patient service revenue	$1,716,368	$1,688,818	$1,641,323
Hospital contract administrative fees	275,677	262,931	240,022
Other revenue	2,595	20,272	29,846
	$1,994,640	$1,972,021	$1,911,191

The following is a summary of the Company’s payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and other miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Contracted managed care	67%	66%	68%
Government	26%	26%	25%
Other third-parties	5%	6%	5%
Private-pay patients	2%	2%	2%
	100%	100%	100%

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

6. Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Building	$8,286	$8,286
Land	2,032	2,032
Equipment and other	208,036	235,190
	218,354	245,508
Accumulated depreciation	(142,715)	(172,218)
	$75,639	$73,290

The Company recorded depreciation expense of $28.1 million, $26.7 million and $21.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Business Combinations:

During the year ended December 31, 2023, the Company completed the acquisition of one pediatric urology practice for total cash consideration of $5.0 million and recorded tax deductible goodwill of $0.4 million, other intangible assets consisting primarily of physician and hospital agreements of $4.5 million and fixed assets of $0.1 million.

During the year ended December 31, 2022, the Company completed the acquisition of one multi-location pediatric urgent care practice and one pediatric gastroenterology practice for total consideration of $31.3 million, of which $26.5 million was paid in cash at closing and $4.8 million was recorded as contingent consideration liabilities. In connection with these acquisitions, the Company recorded tax deductible goodwill of $26.7 million, other intangible assets consisting primarily of physician and hospital agreements of $2.3 million, fixed assets of $2.2 million and other non-current assets of $0.1 million.

These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services.

8. Goodwill and Intangible Assets:

Goodwill was $1.38 billion and $1.53 billion at December 31, 2023 and 2022, respectively. Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter of 2023 and determined that goodwill was not impaired.

However, during the fourth quarter of 2023, the Company experienced a triggering event, due to a sustained decline in its stock price and a market capitalization below the Company's book equity value. As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding on December 31, 2023 by its stock price on December 31, 2023 and applying an additional premium to give effect to the Company’s best estimate of a control premium. With respect to the estimated control premium used in its analysis, the Company believes that it is reasonable to expect that a market participant would pay a premium to obtain a controlling interest in the

Company. The Company considered information from the public markets for premiums on acquisitions in its industry and also considered other factors, such as the value that may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.

This assessment resulted in a non-cash impairment charge of $125.0 million, representing the amount by which the Company's book value exceeded its implied fair value, based on its market capitalization plus an estimated control premium. Consideration was first given to other individual and group long-lived assets, and no impairment was considered necessary on such assets.

Recognition of this non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $23.3 million that increased the Company's book value. An incremental non-cash charge was required to reduce the Company's book value to its previously determined fair value. Accordingly, we recorded the incremental non-cash charge of $23.3 million for a total non-cash charge of $148.3 million. A 1% change in the control premium used would have impacted the non-cash impairment charge by approximately $9.0 million.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$105,577	$(88,775)	$16,802
Other technology	8,591	(4,153)	4,438
	$114,168	$(92,928)	$21,240

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$101,325	$(85,457)	$15,868
Other technology	8,695	(6,072)	2,623
	$110,020	$(91,529)	$18,491

During the year ended December 31, 2023, the Company recorded intangible assets related to acquisitions totaling $4.5 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately 10 years.

Amortization expense for intangible assets was $5.6 million, $6.4 million and $8.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2024	$5,751
2025	3,815
2026	2,928
2027	1,621
2028	1,394

9. Discontinued Operations:

The Company divested its anesthesiology services and radiology services medical groups in May 2020 and December 2020, respectively. During the year ended December 31, 2022, the Company recorded a net decrease to the losses on sale of $3.8 million, primarily for certain transaction related true ups. The net changes to the losses on sale are reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2022.

10. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022

Accounts payable	$34,588	$31,857
Accrued salaries and incentive compensation	193,112	197,831
Accrued payroll taxes and benefits	36,545	34,983
Accrued professional liabilities	32,039	32,232
Accrued interest	8,262	8,921
Other accrued expenses	46,252	68,401
	$350,798	$374,225

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

The table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$61,693	$55,796
Liabilities:
Current portion of operating lease liabilities	21,076	21,589
Long-term portion of operating lease liabilities	47,238	44,213
Other Information:
Weighted-average remaining lease term	4.6 years	3.9 years
Weighted average discount rate	5.5%	4.6%

The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Operating lease costs	$23,200	$22,293
Variable lease costs	5,854	6,640
Other operating lease costs	3,613	4,218
Total operating lease costs	$32,667	$33,151

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Operating cash flows for operating leases	$35,747	$37,549

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2023 (in thousands):

December 31, 2023
2024	$22,141
2025	17,421
2026	12,436
2027	8,906
2028	5,501
Thereafter	10,142
Total minimum lease payments	76,547
Less: Amount of payments representing interest	(8,233)
Present value of future minimum lease payments	68,314
Less: Current obligations	(21,076)
Long-term portion of operating leases	$47,238

12. Accrued Professional Liabilities:

At December 31, 2023 and 2022, the Company’s total accrued professional liabilities of $283.3 million and $307.9 million, respectively, included incurred but not reported loss reserves of $178.1 million and $215.5 million, respectively, and loss reserves for reported claims of $105.2 million and $92.4 million, respectively. Of the total liability at December 31, 2023, $32.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $33.2 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies. These reserves include the accrued professional liabilities for the Company’s continuing operations as reflected in the table below as well as certain retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups that were divested in 2020.

The activity related to the Company’s accrued professional liability for continuing operations, excluding the retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups, for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$199,561	$190,127	$174,803
Liabilities recognized, offset by insurance receivable	(5,510)	(2,692)	(2,299)
Provision (adjustment) for losses related to:
Current year	55,144	53,180	56,016
Prior years	(7,551)	(4,056)	(14,231)
Total provision for losses	47,593	49,124	41,785
Claim payments related to:
Current year	(97)	(73)	(59)
Prior years	(38,951)	(36,925)	(24,103)
Total payments	(39,048)	(36,998)	(24,162)
Balance at end of year	$202,596	$199,561	$190,127

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2023 and 2022 were primarily related to certain changes in the Company’s claims experience that impacted its provision for losses.

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

The carrying value of the Company’s long-term debt was $622.2 million and $637.2 million at December 31, 2023 and 2022, respectively, and consisted of the following (in thousands):

	December 31, 2023
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$400,000	$(4,354)	$395,646
Revolving line of credit	—	(1,006)	(1,006)
Term A loan	228,125	(559)	227,566
Total	$628,125	$(5,919)	$622,206

	December 31, 2022
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$400,000	$(5,069)	$394,931
Revolving line of credit	4,000	(1,489)	2,511
Term A loan	240,625	(827)	239,798
Total	$644,625	$(7,385)	$637,240

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit and term loan arrangements, as a direct deduction from the carrying value of that long-term debt. The Company had no outstanding letters of credit at December 31, 2023. At December 31, 2023, the Company had an available balance on its Amended Credit Agreement of $450.0 million.

The carrying values of the Company’s variable rate revolving line of credit and term A loan approximate fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2030 Notes was estimated using trading prices as of December 31, 2023 and 2022, respectively, as Level 2 inputs to estimate fair value for relevant periods and are summarized as follows (in thousands):

	December 31,
	2023	2022
2030 Notes	357,000	344,000

The Company redeemed the full principal balance of its 2027 Notes in February 2022.

The Company’s finance lease obligations, primarily related to equipment used in its newborn hearing screen program, consist of the following (in thousands):

	December 31,
	2023	2022
Finance lease obligations	$9,241	$11,128
Less: Current portion	(2,413)	(2,398)
Long-term portion	$6,828	$8,730

14. Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2023	2022	2021
Federal:
Current	$8,040	$38,877	$41,592
Deferred	1,467	(19,679)	(20,373)
	9,507	19,198	21,219
State:
Current	770	2,700	16,888
Deferred	1,772	(3,092)	(10,866)
	2,542	(392)	6,022
Total	$12,049	$18,806	$27,241

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.

The effective tax rate for continuing operations was (24.9)%, 23.1% and 20.1% for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rate for the year ended December 31, 2023 includes $17.8 million of expense related to non-cash impairment charges related to goodwill and a cost-method investment. The effective tax rate for the year ended December 31, 2021 includes a $10.8 million benefit related to a change in estimate of an income tax receivable based on loss carryback provisions under the CARES Act which allow 2020 net operating loss to be carried back for refund at prior 35% federal tax rate. The income tax receivable resulted from a mutual agreement reached with the buyer of our former anesthesiology services medical group to treat a portion of the divestiture as an asset sale for tax purposes.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2023	2022	2021
Tax at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	2.79	1.53	4.72
Non-deductible expenses	(4.43)	1.48	3.42
Equity compensation adjustments	(3.98)	1.35	0.77
Change in accrual estimates relating to uncertain tax positions	0.67	(3.28)	(1.08)
Change in valuation allowance	(13.82)	1.72	(0.26)
Goodwill impairment	(26.67)	─	─
Other, net	(0.48)	(0.69)	(0.46)
Change in tax law	─	─	(7.97)
Income tax provision	(24.92)%	23.11%	20.14%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Allowance for uncollectible accounts	$139,998	$152,526
Reserves and accruals	59,218	66,969
Stock-based compensation	3,022	3,694
Operating loss and other carryforwards	34,739	28,773
Capital loss carryforwards	422,809	422,793
Operating lease assets	19,133	19,096
Property and equipment	2,056	2,481
Other	5,520	256
Deferred tax assets before valuation allowance	686,495	696,588
Less: Valuation allowance	(435,940)	(429,260)
Deferred tax assets, net of valuation allowance	250,555	267,328
Gross deferred tax liabilities:
Amortization	(162,538)	(176,398)
Operating lease liabilities	(17,342)	(16,510)
Other	(2,131)	(2,133)
Total deferred tax liabilities	(182,011)	(195,041)
Net deferred tax assets	$68,544	$72,287

The Company’s net deferred tax assets were $68.5 million as of December 31, 2023, as compared to $72.3 million at December 31, 2022. The decrease in net deferred tax assets of $3.8 million during the year ended December 31, 2023 was primarily related to decreases in deferred tax assets for allowance for uncollectible accounts of $12.5 million, reserves and accruals of $7.8 million and valuation allowance of $6.7 million, partially offset by increases in deferred tax assets for operating and other loss carryforwards of $5.9 million, other items of of $5.2 million and a decrease in deferred tax liabilities for amortization of $13.9 million. The increase in valuation allowance of $6.7 million primarily related to the effect of the impairment of a cost-method investment included in other.

For the years ended December 31, 2023, 2022 and 2021, income tax expense of $1.9 million, $1.1 million and $1.0 million, respectively, was recognized for excess tax deficiencies associated with equity compensation.

The Company has $1.71 billion of capital loss carryforwards as of December 31, 2023 which were generated from disposal of its former anesthesiology and radiology services medical groups, of which the majority expire in 2025. As of December 31, 2023, management has determined that it is more likely than not that the tax benefits related to these carryforwards will not be realized and has recorded a full valuation allowance against the related deferred tax assets. Additionally, the Company had net operating loss carryforwards for federal and state tax purposes totaling $56.4 million, $46.7 million and $61.7 million at December 31, 2023, 2022 and 2021, respectively. With respect to the December 31, 2023 balance, $18.3 million expires at various times from 2033 through 2042, and $38.1 million does not expire.

As of December 31, 2023, 2022 and 2021, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $2.4 million, $2.8 million and $4.9 million, respectively. As of December 31, 2023, the Company had $2.4 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$2,838	$4,928	$6,168
Increases related to prior year tax positions	70	379	—
Increases related to current year tax positions	200	800	900
Decreases related to lapse of statutes of limitation	(659)	(3,269)	(2,140)
Balance at end of year	$2,449	$2,838	$4,928

During the year ended December 31, 2023, the Company decreased its liability for uncertain tax positions by $0.4 million, primarily related to expiration of statutes of limitation, partially offset by additional taxes on current year and prior year positions. During the year ended December 31, 2022, the Company decreased its liability for uncertain tax positions by $2.1 million, primarily related to expiration of statutes of limitation, partially offset by additional taxes on current year positions. In addition, the Company anticipates that its liability for uncertain tax positions will increase by $0.8 million over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. During the year ended December 31, 2023, 2022 and 2021, the Company included $0.2 million, $0.3 million and $0.4 million, respectively, of interest and penalties in income tax expense. At December 31, 2023 and 2022, the Company's accrued liability for interest and penalties related to income tax liabilities totaled $0.3 million and $0.2 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2020 through 2022.

15. Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Weighted average number of common shares outstanding	82,201	83,467	84,832
Weighted average number of dilutive common share equivalents (a)	—	654	996
Weighted average number of common and common equivalent shares outstanding	82,201	84,121	85,828
Antidilutive securities (restricted stock and stock options, as relevant) not included in the diluted net income per common share calculation	1,115	406	11

(a) Due to a loss for the year ended December 31, 2023, 0.4 million incremental shares are not included because the effect would be antidilutive.

16. Stock Incentive Plans and Stock Purchase Plans:

The Company's Amended and Restated 2008 Incentive Compensation Plan (the "2008 Incentive Plan") provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2023, the Company granted 0.8 million shares of restricted stock to its employees and non-employee directors under the 2008 Incentive Plan. At December 31, 2023, the Company had 9.0 million shares available for future grants and awards under the 2008 Incentive Plan.

Under the Company’s Amended and Restated 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”) employees are permitted to purchase the Company's common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. Under the Company’s 2015 Non-Qualified Stock Purchase Plan (the “SPP”), certain eligible non-employee service providers are permitted to purchase the Company’s common stock at 90% of market value on January 1st, April 1st, July 1st and October 1st of each year.

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2023, approximately 0.4 million shares were issued under the ESPP. At December 31, 2023, the Company had approximately 2.1 million shares reserved for issuance under the ESPP. At December 31, 2023, the Company had approximately 61,000 shares reserved for issuance under the SPP. No shares have been issued under the SPP since October 2020.

The Company recognized $12.3 million, $14.4 million and $19.0 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2023, 2022 and 2021, respectively. This excludes accelerated stock-based compensation expense related to certain position eliminations that is included within transformational and restructuring related expenses.

The activity related to the Company's restricted stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2023 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2023	1,195,397	$23.32
Awarded	820,101	$15.25
Forfeited	(239,653)	$22.61
Vested	(418,756)	$22.91
Non-vested shares at December 31, 2023	1,357,089	$18.69

The aggregate fair value of the restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was $9.6 million, $19.1 million and $25.1 million, respectively.

The weighted average grant-date fair value of restricted stock awards that were granted during the years ended December 31, 2023, 2022 and 2021 was $15.25, $22.64 and $25.17, respectively.

At December 31, 2023, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of 1.4 years was $8.7 million.

The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2023 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	887,731	$16.91
Expired	(887,731)	$16.91
Outstanding at December 31, 2023	—		—	$—
Exercisable at December 31, 2023	—		—	$—

At December 31, 2023, there was no remaining unrecognized stock compensation expense for stock options.

17. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the year ended December 31, 2023.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $4.6 million remained available for repurchase as of December 31, 2023. Under this share repurchase program, during the year ended December 31, 2023, the Company purchased 61,000 shares of its common stock for $0.9 million, representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

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

18. Retirement Plans:

The Company maintained two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”) through December 31, 2022. The Company ceased providing services in Puerto Rico on December 31, 2022, and accordingly, the Puerto Rico 401(k) Plan was no longer maintained beginning on January 1, 2023. The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense for its continuing operations of $24.1 million, $22.6 million and $21.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to the 401(k) Plans.

19. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2023 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability risk, the Company generally self-insures a portion of this risk through its wholly- owned captive insurance subsidiary. Liabilities in excess of the Company's insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities.

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

The Company's independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2023 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2024 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2024 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER Equity Compensation PlanS

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (the “2008 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	11,161,071 (1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	11,161,071

(1)
Under the 2008 Incentive Plan, 9,036,273 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 2,124,798 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2024 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2024 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2024 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2023, 2022 and 2021, is included in this Form 10-K as set forth below (in thousands).

Pediatrix Medical Group, Inc.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2023	2022	2021
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$1,251,705	$1,091,310	$791,842
Amount charged against operating revenue	6,069,245	5,921,519	5,436,786
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(6,214,050)	(5,761,124)	(5,137,318)
Balance at end of year	$1,106,900	$1,251,705	$1,091,310

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b) Exhibits

2.1

Securities Purchase Agreement, dated October 10, 2019, by and between Mednax Services, Inc. and FH MD Buyer, Inc. (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K filed on October 10, 2019).**

2.2

Securities Purchase Agreement, dated as of May 6, 2020, by and between Mednax Services, Inc. and NMSC II, LLC (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K filed on May 12, 2020).**

2.3

Securities Purchase Agreement, dated as of September 9, 2020, by and between Mednax Services, Inc. and Radiology Partners, Inc. (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K filed on September 15, 2020).**

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2022).
3.2	Second Amended and Restated By-laws of Pediatrix Medical Group, Inc. (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2023).
4.1

Form of 5.375% Senior Notes due 2030 (incorporated by reference to Exhibit A of the Seventh Supplemental Indenture filed as Exhibit 4.3 to Pediatrix’s Current Report on Form 8-K filed on February 14, 2022).

4.2

Indenture, dated as of December 8, 2015, by and between Mednax, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K filed on December 8, 2015).

4.3

First Supplemental Indenture dated as of December 8, 2015 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to Pediatrix’s Current Report on Form 8-K filed on December 8, 2015).

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

4.7

Fifth Supplemental Indenture dated as of November 13, 2018 to Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to Pediatrix’s Current Report on Form 8-K filed on November 13, 2018).

4.8

Sixth Supplemental Indenture dated as of February 21, 2019 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2019).

4.9

Seventh Supplemental Indenture dated as of February 11, 2021 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Pediatrix’s Current Report on Form 8-K filed on February 14, 2022).

4.10

Eighth Supplemental Indenture dated as of March 31, 2023 to the Indenture, dated as of December 8, 2015, by and among Pediatrix Medical Group, Inc. (f/k/a Mednax, Inc.), certain of its subsidiaries and U.S. Bank Trust Company, National Association, as Trustee. (incorporated by reference to Exhibit 4.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).

4.11	Description of Securities of Mednax, Inc. (incorporated by reference to Exhibit 4.10 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2019).
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

10.5†

Amendment No.4, dated as of February 11, 2022, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K filed on February 14, 2022).

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

10.10

Mednax, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).*

10.11

Mednax, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12

Mednax, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13

Third Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and James D. Swift, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.14

Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.15+	Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Curtis B. Pickert, M.D.*
10.16

Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Mary Ann E. Moore (incorporated by reference to Exhibit 10.3 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.17+	Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Lee Wood.*
10.18

Amended and Restated Employment Agreement, dated as of September 27, 2020, by and between Mednax Services, Inc. and Roger Mack Hinson, M.D. (incorporated by reference to Exhibit 10.24 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.19

Employment Agreement, dated as of September 27, 2020, by and between Mednax Services, Inc. and Dominic J. Andreano (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended September 30, 2020).*

10.20

Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.21††

Services Agreement, dated May 12, 2021, by and between Mednax Services, Inc. and R1 RCM Inc. (incorporated by Reference to Exhibit 10.3 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2021).

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Pediatrix Medical Group, Inc. Policy on Recoupment of Incentive Compensation
101.1+	Interactive Data File
101.INS+	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

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

Pediatrix Medical Group, Inc.

Date:	February 20, 2024	By:	/s/ James D. Swift, M.D.
James D. Swift, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Swift, M.D.	Chief Executive Officer and Director	February 20, 2024
James D. Swift, M.D.	(Principal Executive Officer)

/s/ C. Marc Richards	Chief Financial Officer and Executive Vice President	February 20, 2024
C. Marc Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark S. Ordan	Director and Chair of the Board	February 20, 2024
Mark S. Ordan

/s/ Guy P. Sansone	Lead Independent Director	February 20, 2024
Guy P. Sansone

/s/ Laura A. Linynsky	Director	February 20, 2024
Laura A. Linynsky

/s/ Thomas A. McEachin	Director	February 20, 2024
Thomas A. McEachin

/s/ Michael A. Rucker	Director	February 20, 2024
Michael A. Rucker

/s/ John M. Starcher, Jr.	Director	February 20, 2024
John M. Starcher, Jr.

/s/ Shirley A. Weis	Director	February 20, 2024
Shirley A. Weis

/s/ Sylvia J. Young	Director	February 20, 2024
Sylvia J. Young