Form 10-Q
period 2024-03-31
Pediatrix Medical Group, Inc.
filed 2024-05-07
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 3, 2024, the registrant had outstanding 84,147,224 shares of Common Stock, par value $.01 per share.

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,998	$73,258
Short-term investments	107,473	104,485
Accounts receivable, net	283,749	272,313
Prepaid expenses	12,532	13,525
Income taxes receivable	5,193	7,565
Other current assets	9,578	12,308
Total current assets	426,523	483,454
Property and equipment, net	74,340	75,639
Goodwill	1,393,249	1,384,166
Intangible assets, net	18,759	21,240
Operating and finance lease right-of-use assets	70,278	70,294
Deferred income tax assets	101,942	102,852
Other assets	83,074	82,165
Total assets	$2,168,165	$2,219,810
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$207,035	$350,798
Current portion of debt and finance lease liabilities, net	16,409	14,913
Current portion of operating lease liabilities	21,034	21,076
Income taxes payable	2,804	2,159
Total current liabilities	247,282	388,946
Line of credit	80,000	—
Long-term debt and finance lease liabilities, net	613,347	618,421
Long-term operating lease liabilities	47,873	47,238
Long-term professional liabilities	255,870	251,284
Deferred income tax liabilities	34,105	34,308
Other liabilities	33,492	30,552
Total liabilities	1,311,969	1,370,749
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 84,008,436 and 84,018,023 shares issued and outstanding, respectively	840	840
Additional paid-in capital	1,002,946	999,906
Accumulated other comprehensive loss	(2,154)	(2,214)
Retained deficit	(145,436)	(149,471)
Total shareholders’ equity	856,196	849,061
Total liabilities and shareholders' equity	$2,168,165	$2,219,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$495,101	$491,008
Operating expenses:
Practice salaries and benefits	369,138	362,235
Practice supplies and other operating expenses	31,085	30,720
General and administrative expenses	60,198	59,059
Depreciation and amortization	10,308	8,953
Transformational and restructuring related expenses	8,480	—
Total operating expenses	479,209	460,967
Income from operations	15,892	30,041
Investment and other income	2,013	634
Interest expense	(10,599)	(10,390)
Equity in earnings of unconsolidated affiliate	518	427
Total non-operating expenses	(8,068)	(9,329)
Income before income taxes	7,824	20,712
Income tax provision	(3,789)	(6,506)
Net income	$4,035	$14,206
Other comprehensive income, net of tax
Unrealized holding gain on investments, net of tax of $20 and $227	60	604
Total comprehensive income	$4,095	$14,810
Per common and common equivalent share data:
Net income:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
Weighted average common shares:
Basic	82,863	81,894
Diluted	83,275	82,318

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
2024
Balance at January 1, 2024	84,018	$840	$999,906	$(2,214)	$(149,471)	$849,061
Net income	—	—	—	—	4,035	4,035
Unrealized holding gain on investments, net of tax	—	—	—	60	—	60
Common stock issued under employee stock purchase plan	108	1	859	—	—	860
Forfeitures of restricted stock	(21)	—	—	—	—	—
Stock-based compensation expense	—	—	3,067	—	—	3,067
Repurchased common stock	(97)	(1)	(886)	—	—	(887)
Balance at March 31, 2024	84,008	$840	$1,002,946	$(2,154)	$(145,436)	$856,196
2023
Balance at January 1, 2023	82,947	$829	$983,601	$(3,735)	$(89,063)	$891,632
Net income	—	—	—	—	14,206	14,206
Unrealized holding gain on investments, net of tax	—	—	—	604	—	604
Common stock issued under employee stock purchase plan	86	—	1,095	—	—	1,095
Issuance of restricted stock	871	9	(9)	—	—	—
Forfeitures of restricted stock	(221)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,009	—	—	3,009
Repurchased common stock	(49)	—	(775)	—	—	(775)
Balance at March 31, 2023	83,634	$836	$986,923	$(3,131)	$(74,857)	$909,771

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,035	$14,206
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,308	8,953
Amortization of premiums, discounts and issuance costs	200	393
Stock-based compensation expense	3,067	3,009
Deferred income taxes	686	2,008
Other	(1,265)	(391)
Changes in assets and liabilities:
Accounts receivable	(9,936)	21,345
Prepaid expenses and other current assets	3,756	(4,470)
Other long-term assets	5,900	952
Accounts payable and accrued expenses	(141,463)	(150,125)
Income taxes payable	3,017	5,299
Long-term professional liabilities	4,082	2,378
Other liabilities	(5,011)	(4,201)
Net cash used in operating activities – continuing operations	(122,624)	(100,644)
Net cash used in operating activities - discontinued operations	(2,602)	(273)
Net cash used in operating activities	(125,226)	(100,917)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(8,167)	(1,667)
Purchases of investments	(16,896)	(9,549)
Proceeds from maturities or sales of investments	14,155	6,865
Purchases of property and equipment	(5,330)	(6,999)
Net cash used in investing activities	(16,238)	(11,350)
Cash flows from financing activities:
Borrowings on line of credit	170,500	216,000
Payments on line of credit	(90,500)	(106,000)
Payments on term loan	(3,125)	(3,125)
Payments on finance lease obligations	(690)	(703)
Proceeds from issuance of common stock	860	1,095
Repurchases of common stock	(887)	(775)
Other	46	2,075
Net cash provided by financing activities	76,204	108,567
Net decrease in cash and cash equivalents	(65,260)	(3,700)
Cash and cash equivalents at beginning of period	73,258	9,824
Cash and cash equivalents at end of period	$7,998	$6,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

1. Basis of Presentation:

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

2. Cash Equivalents and Investments:

As of March 31, 2024 and December 31, 2023, the Company's cash equivalents consisted entirely of money market funds totaling $0.6 million and $2.8 million, respectively.

Investments held are all classified as current and at March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Corporate securities	$63,244	$57,878
U.S. Treasury securities	20,919	22,674
Municipal debt securities	13,647	14,649
Federal home loan securities	6,485	5,670
Certificates of deposit	3,178	3,614
	$107,473	$104,485

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2024	December 31, 2023
Assets:
Money market funds	Level 1	$562	$2,814
Short-term investments	Level 2	107,473	104,485
Mutual Funds	Level 1	18,969	17,687

The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$365,000	$400,000	$357,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Gross accounts receivable	$1,456,721	$1,379,213
Allowance for contractual adjustments and uncollectibles	(1,172,972)	(1,106,900)
	$283,749	$272,313

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2024	2023
Net patient service revenue	$421,831	$423,184
Hospital contract administrative fees	71,803	65,989
Other revenue	1,467	1,835
	$495,101	$491,008

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2024	2023
Contracted managed care	70%	67%
Government	25	26
Other third-parties	3	6
Private-pay patients	2	1
	100%	100%

5. Business Combinations

During the three months ended March 31, 2024, the Company completed the acquisition of one maternal-fetal medicine practice for total consideration of $9.7 million, of which $6.5 million was paid in cash at closing and $3.2 million is recorded as a contingent consideration liability. The acquisition expanded the Company’s national network of physician practices across women’s and children’s services. In connection with this acquisition, the Company recorded tax deductible goodwill of $9.1 million, fixed assets of $0.4 million and other intangible assets consisting primarily of physician and hospital agreements of $0.2 million.

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$31,636	$34,588
Accrued salaries and incentive compensation	65,711	193,112
Accrued payroll taxes and benefits	23,674	36,545
Accrued professional liabilities	29,034	32,039
Accrued interest	2,936	8,262
Other accrued expenses	54,044	46,252
	$207,035	$350,798

The net decrease in accrued salaries and incentive compensation of $127.4 million, from December 31, 2023 to March 31, 2024, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2024. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

At March 31, 2024, the Company had an outstanding principal balance on the Amended Credit Agreement of $305.0 million, composed of $225.0 million under the Term A Loan and $80.0 million under the Revolving Credit Line. The Company had $370.0 million available on its Amended Credit Agreement at March 31, 2024.

At March 31, 2024, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average number of common shares outstanding	82,863	81,894
Weighted average number of dilutive common share equivalents	412	424
Weighted average number of common and common equivalent shares outstanding	83,275	82,318
Antidilutive securities (restricted stock and stock options) not included in the diluted net income per common share calculation	406	1,377

9. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At March 31, 2024, the Company had 8.9 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2024, approximately 0.1 million shares were issued under the ESPP. At March 31, 2024, the Company had approximately 2.0 million shares reserved for issuance under the ESPP. At March 31, 2024, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $2.9 million and $3.0 million, respectively.

10. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2024.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $4.6 million remained available for repurchase as of December 31, 2023. Under this share repurchase program, during the three months ended March 31, 2024, the Company purchased a nominal number of shares of its common stock for $0.9 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $3.7 million remaining available for repurchase under this authorization as of March 31, 2024.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2024 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024 (the “2023 Form 10-K”). As used in this Quarterly Report, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to the parent company, Pediatrix Medical Group, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “PMG”), together with PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of PMG have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states. The following discussion contains forward-looking statements. Please see the Company’s 2023 Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Overview

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies, primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology and pediatric urology services, among others.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2024, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased as compared to the three months ended March 31, 2023. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “ACA”) has altered how health care is delivered and reimbursed in the U.S. and contain various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the FCA and other healthcare fraud and abuse laws. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. As a result, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from various legal proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Non-GAAP Measures

In our analysis of our results of operations, we use various GAAP and certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, we report adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”), defined as net income before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Earnings per share has also been adjusted (“Adjusted EPS”) and consists of diluted net income per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and impacts from discrete tax events.

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

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three months ended March 31, 2024 and 2023, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2024	2023
Net income	$4,035	$14,206
Interest expense	10,599	10,390
Income tax provision	3,789	6,506
Depreciation and amortization expense	10,308	8,953
Transformational and restructuring related expenses	8,480	—
Adjusted EBITDA	$37,211	$40,055

	Three Months Ended March 31,
	2024		2023
Weighted average diluted shares outstanding	83,275		82,318
Net income and diluted net income per share	$4,035	$0.05	$14,206	$0.17
Adjustments (1):
Amortization (net of tax of $863 and $499)	2,589	0.03	1,496	0.02
Stock-based compensation (net of tax of $716 and $752)	2,146	0.03	2,257	0.03
Transformational and restructuring expenses (net of tax of $2,120)	6,360	0.08	—	—
Net impact from discrete tax events	1,676	0.01	720	0.01
Adjusted income and diluted EPS	$16,806	$0.20	$18,679	$0.23

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended March 31, 2024 and 2023.

Results of Operations

Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023

Our net revenue was $495.1 million for the three months ended March 31, 2024, as compared to $491.0 million for the same period in 2023. The increase in net revenue of $4.1 million, or 0.8%, was primarily attributable to an increase in same-unit revenue, partially offset by a decrease in revenue from non-same unit activity. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $10.9 million, or 2.3%. The increase in same-unit revenue was comprised of an increase of $6.4 million, or 1.3%, related to patient service volumes and $4.5 million, or 1.0%, from net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases in neonatology, maternal-fetal medicine and other pediatric subspecialty services, partially offset by a modest decline in primary and urgent care services. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from an increase in administrative fees from our hospital partners.

Practice salaries and benefits increased $6.9 million, or 1.9%, to $369.1 million for the three months ended March 31, 2024, as compared to $362.2 million for the same period in 2023. The $6.9 million increase was primarily attributable to an increase of $9.2 million related to salaries, driven by increases in clinical compensation at our existing units, partially offset by a decrease of $2.3 million related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $0.4 million, or 1.2%, to $31.1 million for the three months ended March 31, 2024, as compared to $30.7 million for the same period in 2023. The increase was primarily attributable to practice supply, rent and other costs related to our existing units and acquisition related activity.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $60.2 million for the three months ended March 31, 2024, as compared to $59.1 million for the same period in 2023. The net increase of $1.1 million was primarily related to salaries for enhancement of front-end revenue cycle management staffing, partially offset by decreases in other expenses, including information technology, professional services and travel. General and administrative expenses as a percentage of net revenue was 12.2% for the three months ended March 31, 2024, as compared to 12.0% for the same period in 2023.

Transformational and restructuring related expenses were $8.5 million for the three months ended March 31, 2024 and primarily related to position eliminations across various shared services and operations departments and revenue cycle management transition activities.

Depreciation and amortization expense was $10.3 million for the three months ended March 31, 2024, as compared to $9.0 million for the same period in 2023. The net increase of $1.3 million was primarily related to an increase in amortization expense related to practice disposition activities.

Income from operations decreased $14.1 million, or 47.1%, to $15.9 million for the three months ended March 31, 2024, as compared to $30.0 million for the same period in 2023. Our operating margin was 3.2% for the three months ended March 31, 2024, as compared to 6.1% for the same period in 2023. The decrease in our operating margin was primarily due to net unfavorable impacts in our same-unit results driven by higher operating expenses, including the increase in transformation and restructuring related expenses, partially offset by same-unit revenue increases. Excluding transformation and restructuring related expenses for the three months ended March 31, 2024, our income from operations was $24.4 million and our operating margin was 4.9% for such period. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $8.1 million for the three months ended March 31, 2024, as compared to $9.3 million for the same period in 2023. The net decrease in non-operating expenses was primarily related to an increase in interest income.

Our effective income tax rate (“tax rate”) was 48.4% for the three months ended March 31, 2024 as compared to 31.4% for the three months ended March 31, 2023. The first quarter 2024 and 2023 tax rates include discrete tax expenses of $1.7 million and $0.7 million, respectively. After excluding discrete tax impacts during the three months ended March 31, 2024 and 2023, our tax rate was 27.0% and 27.9%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income was $4.0 million for the three months ended March 31, 2024, as compared to $14.2 million for the same period in 2023. Adjusted EBITDA was $37.2 million for the three months ended March 31, 2024, as compared to $40.1 million for the same period in 2023. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results, primarily from higher operating expenses.

Diluted net income per common and common equivalent share was $0.05 on weighted average shares outstanding of 83.3 million for the three months ended March 31, 2024, as compared to $0.17 per common and common equivalent share on weighted average shares outstanding of 82.3 million for the same period in 2023. Adjusted EPS was $0.20 for the three months ended March 31, 2024, as compared to $0.23 for the same period in 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $8.0 million of cash and cash equivalents as compared to $73.3 million at December 31, 2023. Additionally, we had working capital of $179.2 million at March 31, 2024, an increase of $84.7 million from working capital of $94.5 million at December 31, 2023. The net increase in working capital is primarily due to net borrowings on our line of credit.

Cash Flows from Continuing Operations

Cash (used in) provided from operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating activities	$(122,624)	$(100,644)
Investing activities	(16,238)	(11,350)
Financing activities	76,204	108,567

Operating Activities

During the three months ended March 31, 2024, our net cash used in operating activities for continuing operations was $122.6 million, compared to $100.6 million for the same period in 2023. The net increase in cash used of $22.0 million was primarily due to decreases in cash flow from accounts receivable, partially offset by increases in cash flow from accounts payable and accrued expenses, prepaid expenses and other current assets and other long-term assets.

During the three months ended March 31, 2024, cash outflow from accounts receivable was $9.9 million, as compared to a cash inflow of $21.3 million for the same period in 2023. The decrease in cash flow from accounts receivable for the three months ended March 31, 2024 as compared to the prior year period was primarily due to an increase in days sales outstanding ("DSO") related to higher accounts receivable balances at our existing units.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 52.2 days at March 31, 2024 as compared to 50.5 days at December 31, 2023 and 51.1 days at March 31, 2023. The change in our DSO was primarily related to a decrease in cash collections at our existing units.

Investing Activities

During the three months ended March 31, 2024, our net cash used in investing activities of $16.2 million consisted primarily of acquisition payments of $8.2 million, capital expenditures of $5.3 million and net purchases of investments of $2.7 million.

Financing Activities

During the three months ended March 31, 2024, our net cash provided by financing activities of $76.2 million primarily consisted of net borrowings on our Revolving Credit Line (as defined below) of $80.0 million, partially offset by payments on our Term A Loan (as defined below).

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

At March 31, 2024, we had an outstanding principal balance on the Amended Credit Agreement of $305.0 million, composed of $225.0 million under the Term A Loan and $80.0 million under the Revolving Credit Line. We had $370.0 million available on the Amended Credit Agreement at March 31, 2024.

At March 31, 2024, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At March 31, 2024, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2024.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2024 was $284.9 million, of which $29.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $33.2 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2023 Form 10-K, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At March 31, 2024, the outstanding principal balance on our Amended Credit Agreement was $305.0 million, composed of $225.0 million under our Term A Loan and $80.0 million under our Revolving Credit Line. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $3.1 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we withheld 96,996 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
January 1 – January 31, 2024	—	$—	—	(a)
February 1 – February 29, 2024	—	—	—	(a)
March 1 – March 31, 2024	96,996 (b)	9.15	—	(a)
Total	96,996	$9.15	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.5 million shares for 2024. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $496.3 million as of March 31, 2024.
(b)
Shares withheld to satisfy minimum statutory withholding obligations of $0.9 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Pediatrix Medical Group, Inc.

Date: May 7, 2024	By: /s/ James D. Swift, M.D.
James D. Swift, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)