Form 10-Q
period 2024-06-30
Pediatrix Medical Group, Inc.
filed 2024-08-06
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 2, 2024, the registrant had outstanding 85,865,841 shares of Common Stock, par value $.01 per share.

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,402	$73,258
Short-term investments	113,795	104,485
Accounts receivable, net	274,164	272,313
Prepaid expenses	11,910	13,525
Income taxes receivable	—	7,565
Other current assets	9,941	12,308
Total current assets	429,212	483,454
Property and equipment, net	47,893	75,639
Goodwill	1,239,007	1,384,166
Intangible assets, net	10,193	21,240
Operating and finance lease right-of-use assets	65,392	70,294
Deferred income tax assets	124,115	102,852
Other assets	79,539	82,165
Total assets	$1,995,351	$2,219,810
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$267,333	$350,798
Current portion of debt and finance lease liabilities, net	17,730	14,913
Current portion of operating lease liabilities	18,764	21,076
Income taxes payable	6,329	2,159
Total current liabilities	310,156	388,946
Long-term debt and finance lease liabilities, net	612,640	618,421
Long-term operating lease liabilities	49,176	47,238
Long-term professional liabilities	254,770	251,284
Deferred income tax liabilities	30,627	34,308
Other liabilities	31,521	30,552
Total liabilities	1,288,890	1,370,749
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 85,753,258 and 84,018,023 shares issued and outstanding, respectively	858	840
Additional paid-in capital	1,006,018	999,906
Accumulated other comprehensive loss	(1,954)	(2,214)
Retained deficit	(298,461)	(149,471)
Total shareholders’ equity	706,461	849,061
Total liabilities and shareholders' equity	$1,995,351	$2,219,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$504,296	$500,577	$999,397	$991,585
Operating expenses:
Practice salaries and benefits	357,808	354,032	726,946	716,267
Practice supplies and other operating expenses	32,369	31,089	63,454	61,809
General and administrative expenses	56,565	58,013	116,763	117,072
Depreciation and amortization	8,791	8,945	19,099	17,898
Transformational and restructuring related expenses	13,579	—	22,059	—
Goodwill impairment	154,243	—	154,243	—
Fixed assets impairments	20,112	—	20,112	—
Intangible assets impairments	7,679	—	7,679	—
Loss on disposal of businesses	10,873	—	10,873	—
Total operating expenses	662,019	452,079	1,141,228	913,046
(Loss) income from operations	(157,723)	48,498	(141,831)	78,539
Investment and other (loss) income	(161)	1,189	1,852	1,823
Interest expense	(10,308)	(11,230)	(20,907)	(21,620)
Equity in earnings of unconsolidated affiliate	464	490	982	917
Total non-operating expenses	(10,005)	(9,551)	(18,073)	(18,880)
(Loss) income before income taxes	(167,728)	38,947	(159,904)	59,659
Income tax benefit (provision)	14,703	(10,665)	10,914	(17,171)
Net (loss) income	$(153,025)	$28,282	$(148,990)	$42,488
Other comprehensive (loss) income, net of tax
Unrealized holding gain (loss) on investments, net of tax of $66, $126, $86 and $353	200	(387)	260	217
Total comprehensive (loss) income	$(152,825)	$27,895	$(148,730)	$42,705
Per common and common equivalent share data:
Net (loss) income:
Basic	$(1.84)	$0.34	$(1.79)	$0.52
Diluted	$(1.84)	$0.34	$(1.79)	$0.52
Weighted average common shares:
Basic	83,332	82,399	83,074	82,033
Diluted	83,332	82,664	83,074	82,377

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
2024
Balance at January 1, 2024	84,018	$840	$999,906	$(2,214)	$(149,471)	$849,061
Net income	—	—	—	—	4,035	4,035
Unrealized holding gain on investments, net of tax	—	—	—	60	—	60
Common stock issued under employee stock purchase plan	108	1	859	—	—	860
Forfeitures of restricted stock	(21)	—	—	—	—	—
Stock-based compensation expense	—	—	3,067	—	—	3,067
Repurchased common stock	(97)	(1)	(886)	—	—	(887)
Balance at March 31, 2024	84,008	$840	$1,002,946	$(2,154)	$(145,436)	$856,196
Net loss	—	—	—	—	(153,025)	(153,025)
Unrealized holding gain on investments, net of tax	—	—	—	200	—	200
Common stock issued under employee stock purchase plan	139	2	1,147	—	—	1,149
Issuance of restricted stock	1,630	16	(16)	—	—	—
Forfeitures of restricted stock	(22)	—	—	—	—	—
Stock-based compensation expense	—	—	1,952	—	—	1,952
Repurchased common stock	(2)	—	(11)	—	—	(11)
Balance at June 30, 2024	85,753	$858	$1,006,018	$(1,954)	$(298,461)	$706,461
2023
Balance at January 1, 2023	82,947	$829	$983,601	$(3,735)	$(89,063)	$891,632
Net income	—	—	—	—	14,206	14,206
Unrealized holding gain on investments, net of tax	—	—	—	604	—	604
Common stock issued under employee stock purchase plan	86	—	1,095	—	—	1,095
Issuance of restricted stock	871	9	(9)	—	—	—
Forfeitures of restricted stock	(221)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,009	—	—	3,009
Repurchased common stock	(49)	—	(775)	—	—	(775)
Balance at March 31, 2023	83,634	$836	$986,923	$(3,131)	$(74,857)	$909,771
Net income	—	—	—	—	28,282	28,282
Unrealized holding loss on investments, net of tax	—	—	—	(387)	—	(387)
Common stock issued under employee stock purchase plan	126	1	1,593	—	—	1,594
Issuance of restricted stock	93	1	(1)	—	—	—
Forfeitures of restricted stock	(11)	—	—	—	—	—
Stock-based compensation expense	—	—	3,126	—	—	3,126
Repurchased common stock	(1)	—	(11)	—	—	(11)
Balance at June 30, 2023	83,841	$838	$991,630	$(3,518)	$(46,575)	$942,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(148,990)	$42,488
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,099	17,898
Amortization of premiums, discounts and issuance costs	440	733
Goodwill impairment	154,243	—
Fixed assets impairments	20,112	—
Intangible assets impairments	7,679	—
Loss on disposal of businesses	10,873	—
Stock-based compensation expense	5,019	6,135
Deferred income taxes	(25,028)	8,376
Other	(1,678)	(900)
Changes in assets and liabilities:
Accounts receivable	(934)	28,900
Prepaid expenses and other current assets	3,703	2,141
Other long-term assets	16,955	5,052
Accounts payable and accrued expenses	(82,917)	(97,315)
Income taxes payable	11,735	(12,028)
Long-term professional liabilities	8,039	838
Other liabilities	(11,630)	(10,356)
Net cash used in operating activities – continuing operations	(13,280)	(8,038)
Net cash used in operating activities - discontinued operations	(4,995)	(3,825)
Net cash used in operating activities	(18,275)	(11,863)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(8,167)	(1,667)
Purchases of investments	(39,915)	(17,761)
Proceeds from maturities or sales of investments	31,244	12,810
Purchases of property and equipment	(12,292)	(15,130)
Net cash used in investing activities	(29,130)	(21,748)
Cash flows from financing activities:
Borrowings on line of credit	235,500	421,000
Payments on line of credit	(235,500)	(384,000)
Payments on term loan	(6,250)	(6,250)
Payments on finance lease obligations	(1,391)	(1,404)
Proceeds from issuance of common stock	2,009	2,689
Repurchases of common stock	(898)	(786)
Other	79	(1,613)
Net cash (used in) provided by financing activities	(6,451)	29,636
Net decrease in cash and cash equivalents	(53,856)	(3,975)
Cash and cash equivalents at beginning of period	73,258	9,824
Cash and cash equivalents at end of period	$19,402	$5,849

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

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

2. Cash Equivalents and Investments:

As of June 30, 2024 and December 31, 2023, the Company's cash equivalents consisted entirely of money market funds totaling $0.4 million and $2.8 million, respectively.

Investments held are all classified as current and at June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Corporate securities	$55,777	$57,878
U.S. Treasury securities	31,456	22,674
Municipal debt securities	17,377	14,649
Federal home loan securities	6,503	5,670
Certificates of deposit	2,682	3,614
	$113,795	$104,485

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2024	December 31, 2023
Assets:
Money market funds	Level 1	$397	$2,814
Short-term investments	Level 2	113,795	104,485
Mutual Funds	Level 1	19,002	17,687

The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$353,760	$400,000	$357,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Gross accounts receivable	$1,490,865	$1,379,213
Allowance for contractual adjustments and uncollectibles	(1,216,701)	(1,106,900)
	$274,164	$272,313

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net patient service revenue	$432,847	$430,383	$854,678	$853,567
Hospital contract administrative fees	70,913	69,585	142,716	135,574
Other revenue	536	609	2,003	2,444
	$504,296	$500,577	$999,397	$991,585

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contracted managed care	71%	68%	71%	67%
Government	23	25	24	25
Other third-parties	4	5	3	6
Private-pay patients	2	2	2	2
	100%	100%	100%	100%

5. Business Combinations

During the six months ended June 30, 2024, the Company completed the acquisition of one maternal-fetal medicine practice for total consideration of $9.7 million, of which $6.5 million was paid in cash at closing and $3.2 million was recorded as a contingent consideration liability. The acquisition expanded the Company’s national network of physician practices across women’s and children’s services. In connection with this acquisition, the Company recorded tax deductible goodwill of $9.1 million, fixed assets of $0.4 million and other intangible assets consisting primarily of physician and hospital agreements of $0.2 million.

6. Goodwill, Long-Lived Asset Impairments and Loss on Disposal of Businesses:

During the second quarter of 2024, the Company formalized its practice portfolio management plans, resulting in a decision to exit almost all of its affiliated office-based practices, other than maternal-fetal medicine. The practice exits are expected to be completed by December 31, 2024. Accordingly, a recoverability assessment for each individual physician practice was performed, and the estimated future cash flows related to the physician practices did not support the carrying value of the specifically identified individual long-lived assets. As a result, the Company recorded fixed asset impairments of $20.1 million, intangible asset impairments of $7.7 million and operating lease right-of-use asset impairments of $8.1 million. The operating lease right-of-use impairments are recorded within the transformational and restructuring related expenses line item.

During the second quarter of 2024, the Company made the decision to exit its primary and urgent care service line based on a review of the cost and time that would be required to build the platform to scale. The Company divested one of its two previously acquired primary and urgent care practices during the second quarter and divested of the second of its two acquired primary and urgent care practices subsequent to the end of the second quarter. The total loss on disposal of these two businesses was $10.9 million, resulting from the loss on sale for one practice and marking the net assets to their fair value less costs to sell for the other practice.

During the second quarter of 2024, the Company experienced a triggering event, due to a sustained decline in its stock price and a market capitalization below the Company's book equity value. As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding on June 30, 2024 by its stock price on June 30, 2024 and applying an additional premium to give effect to the Company’s best estimate of a control premium. With respect to the estimated control premium used in its analysis, the Company believes that it is reasonable to expect that a market participant would pay a premium to obtain a controlling interest in the Company. The Company considered information from the public markets for premiums on acquisitions in its industry and also considered other factors, such as the value that may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.

This assessment resulted in a non-cash impairment charge of $130.0 million, representing the amount by which the Company's book value exceeded its implied fair value, based on its market capitalization plus an estimated control premium. Consideration was first given to other individual and group long-lived assets, and no impairment was considered necessary on such assets.

Recognition of this non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $24.2 million that increased the Company's book value. An incremental non-cash charge was required to reduce the

Company's book value to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash charge of $24.2 million for a total non-cash charge of $154.2 million. A 1% change in the control premium used would have impacted the non-cash impairment charge by approximately $6.5 million.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$32,000	$34,588
Accrued salaries and incentive compensation	115,093	193,112
Accrued payroll taxes and benefits	28,034	36,545
Accrued professional liabilities	28,966	32,039
Accrued interest	8,258	8,262
Other accrued expenses	54,982	46,252
	$267,333	$350,798

The net decrease in accrued salaries and incentive compensation of $78.0 million, from December 31, 2023 to June 30, 2024, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2024. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

At June 30, 2024, the Company had an outstanding principal balance on the Amended Credit Agreement of $221.9 million, composed of the Term A Loan. There was no outstanding balance under the Revolving Credit Line. The Company had $450.0 million available on its Amended Credit Agreement at June 30, 2024.

At June 30, 2024, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average number of common shares outstanding	83,332	82,399	83,074	82,033
Weighted average number of dilutive common share equivalents (a)	—	265	—	344
Weighted average number of common and common equivalent shares outstanding	83,332	82,664	83,074	82,377
Antidilutive securities (restricted stock and stock options) not included in the diluted net income per common share calculation	916	1,338	661	1,358

(a) Due to a loss for the three and six months ended June 30, 2024, 0.1 million and 0.3 million incremental shares, respectively, are not included because the effect would be antidilutive.

10. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2024, the Company granted 1.4 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2024, the Company had 6.3 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2024, approximately 0.2 million shares were issued under the ESPP. At June 30, 2024, the Company had approximately 1.8 million shares reserved for issuance under the ESPP. At June 30, 2024, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three and six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $2.0 million and $4.9 million and $3.1 million and $6.1 million, respectively.

11. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2024.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $4.6 million remained available for repurchase as of December 31, 2023. Under this share repurchase program, during the six months ended June 30, 2024, the Company purchased a nominal number of shares of its common stock for $0.9 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $3.7 million remaining available for repurchase under this authorization as of June 30, 2024.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

12. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2024 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies, primarily in areas where our affiliated neonatal physicians practice. We also provide services across multiple other pediatric subspecialties.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2024, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased as compared to the three months ended June 30, 2023. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

Practice Portfolio Management Plan and Impairment of Long-Lived Assets

During the second quarter of 2024, we formalized our physician practice optimization plans, resulting in a decision to exit almost all of our affiliated office-based practices, other than maternal-fetal medicine. Over the course of many years, we expanded our pediatric service lines and footprint to provide specialized care to more patients, including through our office-based portfolio of practices. This added complexity to our operations over time and, accordingly, increased costs that resulted in operating challenges primarily for our office-based portfolio of practices. Recognizing this and our need to adapt to the current healthcare climate, during the second quarter, we made the decision to return to a hospital-based and maternal-fetal medicine-focused organization. The exits of our pediatric office-based practices are expected to be completed by December 31, 2024. Accordingly, a recoverability assessment for each impacted individual physician practice was performed, and the estimated future cash flows related to the physician practices did not support the carrying value of the specifically identified individual long-lived assets. As a result, during the second quarter of 2024, we recorded fixed asset impairments of $20.1 million, intangible asset impairments of $7.7 million and operating lease right-of-use asset impairments of $8.1 million. The operating lease right-of-use impairments are recorded within the transformational and restructuring related expenses line item.

Loss on Disposal of Businesses

During the second quarter of 2024, we made the decision to exit our primary and urgent care service line based on a review of the cost and time that would be required to build the platform to scale. We divested one of our two previously acquired primary and urgent care practices during the second quarter and divested of the second of our two acquired primary and urgent care practices subsequent to the end of the second quarter. The total loss on disposal of these two businesses was $10.9 million, resulting from the loss on sale for one practice and marking the net assets to their fair value less costs to sell for the other practice.

Goodwill Impairment

Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. During the second quarter of 2024, we experienced a triggering event resulting from a sustained decline in our stock price that resulted in our market capitalization being lower than the book value of our equity. This impairment assessment resulted in a non-cash impairment charge of $130.0 million. Recognition of this non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $24.2 million that increased the book value of our equity. An incremental non-cash charge was required to reduce the book value of our equity to our previously determined fair value. Accordingly, we recorded the incremental non-cash charge of $24.2 million for a total non-cash charge of $154.2 million.

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

Non-GAAP Measures

In our analysis of our results of operations, we use various GAAP and certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, we report adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”), defined as net income before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Earnings per share has also been adjusted (“Adjusted EPS”) and consists of diluted net income per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and impacts from discrete tax events. For the three and six months ended June 30, 2024, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude loss on disposal of businesses and impairment losses.

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

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and six months ended June 30, 2024 and 2023, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(153,025)	$28,282	$(148,990)	$42,488
Interest expense	10,308	11,230	20,907	21,620
Income tax (benefit) provision	(14,703)	10,665	(10,914)	17,171
Depreciation and amortization expense	8,791	8,945	19,099	17,898
Transformational and restructuring related expenses	13,579	—	22,059	—
Goodwill impairment	154,243	—	154,243	—
Fixed assets impairments	20,112	—	20,112	—
Intangible assets impairments	7,679	—	7,679	—
Loss on disposal of businesses	10,873	—	10,873	—
Adjusted EBITDA	$57,857	$59,122	$95,068	$99,177

	Three Months Ended June 30,
	2024		2023
Weighted average diluted shares outstanding	83,332		82,664
Net (loss) income and diluted net (loss) income per share	$(153,025)	$(1.84)	$28,282	$0.34
Adjustments (1):
Amortization (net of tax of $533 and $512)	1,599	0.02	1,533	0.02
Stock-based compensation (net of tax of $500 and $782)	1,501	0.02	2,344	0.03
Transformational and restructuring expenses (net of tax of $3,395)	10,184	0.12	—	—
Goodwill impairment (net of tax of $15,490)	138,753	1.67	—	—
Fixed assets impairments (net of tax of $5,028)	15,084	0.18	—	—
Intangible assets impairments (net of tax of $1,920)	5,759	0.07	—	—
Loss on disposal of businesses (net of tax of $2,718)	8,155	0.10	—	—
Net impact from discrete tax events	328	—	150	—
Adjusted income and diluted EPS	$28,338	$0.34	$32,309	$0.39

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2024 and 2023, other than for goodwill impairment for the relevant period. Tax effects for the goodwill impairment approximate 10% due to a portion of the expense being non-deductible.

	Six Months Ended June 30,
	2024		2023
Weighted average diluted shares outstanding	83,074		82,377
Net (loss) income and diluted net (loss) income per share	$(148,990)	$(1.79)	$42,488	$0.52
Adjustments (1):
Amortization (net of tax of $1,396 and $1,010)	4,188	0.05	3,029	0.04
Stock-based compensation (net of tax of $1,215 and $1,534)	3,647	0.04	4,601	0.06
Transformational and restructuring expenses (net of tax of $5,515)	16,544	0.20	—	—
Goodwill impairment (net of tax of $15,490)	138,753	1.67	—	—
Fixed assets impairments (net of tax of $5,028)	15,084	0.18	—	—
Intangible assets impairments (net of tax of $1,920)	5,759	0.07	—	—
Loss on disposal of businesses (net of tax of $2,718)	8,155	0.10	—	—
Net impact from discrete tax events	2,004	0.02	870	—
Adjusted income and diluted EPS	$45,144	$0.54	$50,988	$0.62

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the six months ended June 30, 2024 and 2023, other than for goodwill impairment for the relevant period. Tax effects for the goodwill impairment approximate 10% due to a portion of the expense being non-deductible.

Results of Operations

Three Months Ended June 30, 2024 as Compared to Three Months Ended June 30, 2023

Our net revenue was $504.3 million for the three months ended June 30, 2024, as compared to $500.6 million for the same period in 2023. The increase in net revenue of $3.7 million, or 0.7%, was primarily attributable to an increase in same-unit revenue, partially offset by a decrease in revenue from non-same unit activity, primarily resulting from practice dispositions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $13.5 million, or 2.8%. The increase in same-unit revenue was comprised of an increase of $11.6 million, or 2.4%, from net reimbursement-related factors and $1.9 million, or 0.4%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from a favorable shift in payor mix and an increase in administrative fees from our hospital partners. The increase in revenue from patient service volumes was related to increases in maternal-fetal medicine and certain hospital-based pediatric subspecialty services, partially offset by modest declines in primary and urgent care and neonatology services.

Practice salaries and benefits increased $3.8 million, or 1.1%, to $357.8 million for the three months ended June 30, 2024, as compared to $354.0 million for the same period in 2023. The $3.8 million increase was primarily attributable to an increase in clinical compensation expense, including benefits and incentive compensation, and modest increases in medical malpractice insurance expense, all at our existing units, partially offset by decreases in non-same unit activity.

Practice supplies and other operating expenses increased $1.3 million, or 4.1%, to $32.4 million for the three months ended June 30, 2024, as compared to $31.1 million for the same period in 2023. The increase was primarily attributable to practice supply, rent and other costs related to our existing units, primarily professional services and rent expense, partially offset by decreases in non-same unit activity.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $56.6 million for the three months ended June 30, 2024, as compared to $58.0 million for the same period in 2023. The net decrease of $1.4 million was primarily related to decreases in overall staffing levels and timing of certain incentive compensation expenses, partially offset by increases in salary expense for enhancement of front-end revenue cycle management staffing. General and administrative expenses as a percentage of net revenue was 11.2% for the three months ended June 30, 2024, as compared to 11.6% for the same period in 2023.

Depreciation and amortization expense was $8.8 million for the three months ended June 30, 2024, as compared to $8.9 million for the same period in 2023.

Transformational and restructuring related expenses were $13.6 million for the three months ended June 30, 2024 and primarily related to impairment of various right-of-use lease assets resulting from our practice portfolio management activities, revenue cycle management transition activities and position eliminations across various shared services and operations departments.

Goodwill impairment was $154.2 million for the three months ended June 30, 2024, resulting from the triggering event during the second quarter based on a sustained stock price decline.

Fixed assets impairments were $20.1 million for the three months ended June 30, 2024, resulting from the practice portfolio management plan.

Intangible assets impairments were $7.7 million for the three months ended June 30, 2024, resulting from the practice portfolio management plan.

Loss on disposal from businesses was $10.9 million for the three months ended June 30, 2024, resulting from the disposals of our primary and urgent care practices.

Loss from operations was $157.7 million for the three months ended June 30, 2024, as compared to income from operations of $48.5 million for the same period in 2023. Our operating margin was (31.3)% for the three months ended June 30, 2024, as compared to 9.7% for the same period in 2023. The decrease in our operating margin was primarily due to the impairment activity recorded during the second quarter and transformational and restructuring related activity, as well as net unfavorable impacts in our same-unit results driven by higher operating expenses, partially offset by same-unit revenue increases and decreases in general and administrative expenses. Excluding impairment activity and transformational and restructuring related expenses for the three months ended June 30, 2024, our income from operations was $48.8 million and our operating margin was 9.7% for such period. We believe excluding the impacts from the impairment and transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $10.0 million for the three months ended June 30, 2024, as compared to $9.6 million for the same period in 2023. The net increase in non-operating expenses was primarily related to an increase in other expense from the settlement of a litigation matter, partially offset by a decrease in interest expense.

Our effective income tax rate (“tax rate”) was 8.8% for the three months ended June 30, 2024 as compared to 27.4% for the three months ended June 30, 2023. The decrease in our tax rate from 27.4% to 8.8% for the three months ended June 30, 2024 primarily relates to the effects of the non-cash goodwill impairment charge and the pre-tax loss generated excluding the impairment charge. Discrete tax impacts during the three months ended June 30, 2024 and 2023 were nominal.

Net loss was $153.0 million for the three months ended June 30, 2024, as compared to net income of $28.3 million for the same period in 2023. Adjusted EBITDA was $57.9 million for the three months ended June 30, 2024, as compared to $59.1 million for the same period in 2023. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results, primarily from higher operating expenses.

Diluted net loss per common and common equivalent share was $1.84 on weighted average shares outstanding of 83.3 million for the three months ended June 30, 2024, as compared to diluted net income per common and common equivalent share of $0.34 on weighted average shares outstanding of 82.7 million for the same period in 2023. Adjusted EPS was $0.34 for the three months ended June 30, 2024, as compared to $0.39 for the same period in 2023.

Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023

Our net revenue was $999.4 million for the six months ended June 30, 2024, as compared to $991.6 million for the same period in 2023. The increase in revenue of $7.8 million, or 0.8%, was primarily attributable to increases in same-unit revenue, partially offset by a decrease in revenue from non-same unit activity, primarily resulting from practice dispositions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $27.9 million, or 2.9%. The increase in same-unit net revenue was comprised of an increase of $15.8 million, or 1.6%, from net reimbursement-related factors and an increase of $12.1 million, or 1.3%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from a favorable shift in payor mix and an increase in administrative fees from our hospital partners. The increase in revenue from patient service volumes was related to increases in our neonatology, newborn nursery, maternal-fetal medicine, and certaince hospital-based pediatric subspecialty services, partially offset by declines in primary and urgent care and pediatric cardiology services.

Practice salaries and benefits increased $10.7 million, or 1.5%, to $726.9 million for the six months ended June 30, 2024, as compared to $716.3 million for the same period in 2023. The $10.7 million increase was primarily attributable to an increase in clinical compensation expense and a modest increase in medical malpractice expense at our existing units, partially offset by decreases in benefits and incentive compensation at our existing units as well as decreases in non-same unit activity.

Practice supplies and other operating expenses increased $1.7 million, or 2.7%, to $63.5 million for the six months ended June 30, 2024, as compared to $61.8 million for the same period in 2023. The increase was primarily attributable to practice supply, rent and other costs at our existing units, including increases in rent expense, collection fees and professional services expenses, partially offset by decreases in medical supplies and other office expenses.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $116.8 million for the six months ended June 30, 2024, as compared to $117.1 million for the same period in 2023. The net decrease of $0.3 million is primarily related to lower information technology expenses, professional services fees, travel expenses, and decreases in expenses from net staffing reductions, partially offset by increases in salary expense for enhancement of revenue cycle management staffing. General and administrative expenses as a percentage of net revenue were 11.7% for the six months ended June 30, 2024, as compared to 11.8% for the same period in 2023.

Depreciation and amortization expense was $19.1 million for the six months ended June 30, 2024, as compared to $17.9 million for the same period in 2023. The increase of $1.2 million was primarily related to an increase in depreciation expense for non-same unit activity.

Transformational and restructuring related expenses were $22.1 million for the six months ended June 30, 2024 and primarily related to the impairment of various right-of-use lease assets resulting from our practice portfolio management activities, position eliminations across various shared services and operations departments and revenue cycle management transition activities.

Goodwill impairment was $154.2 million for the six months ended June 30, 2024, resulting from the triggering event during the second quarter based on a sustained stock price decline.

Fixed assets impairments were $20.1 million for the six months ended June 30, 2024, resulting from the practice portfolio management plan.

Intangible assets impairments were $7.7 million for the six months ended June 30, 2024, resulting from the practice portfolio management plan.

Loss on disposal from businesses was $10.9 million for the six months ended June 30, 2024, resulting from the disposals of the primary and urgent care practices.

Loss from operations was $141.8 million for the six months ended June 30, 2024, as compared to income from operations of $78.5 million for the same period in 2023. Our operating margin was (14.2)% for the six months ended June 30, 2024, as compared to 7.9% for the same period in 2023. The decrease in our operating margin was primarily due to the impairment activity recorded during the second quarter and transformational and restructuring related activity, as well as net unfavorable impacts in our same-unit results driven by higher operating expenses, partially offset by same-unit revenue increases and decreases in general and administrative expenses. Excluding impairment activity and transformational and restructuring related expenses for the six months ended June 30, 2024, our income from operations was $73.2 million and our operating margin was 7.3% for such period. We believe excluding the impacts from the impairment and transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $18.1 million for the six months ended June 30, 2024, as compared to $18.9 million for the same period in 2023.

Our tax rate was 6.8% for the six months ended June 30, 2024 compared to 28.8% for the six months ended June 30, 2023. The tax rates for the six months ended June 30, 2024 and 2023 include net discrete tax benefits of $2.0 million and $0.9 million, respectively. After excluding discrete tax impacts, during the six months ended June 30, 2024 and 2023, our tax rate was 8.1% and 27.3%, respectively. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate. The decrease in our tax rate from 27.3% to 8.1% for the six months ended June 30, 2024 primarily relates to the effects of the non-cash goodwill impairment charge and the pre-tax loss generated excluding the impairment charge.

Net loss was $149.0 million for the six months ended June 30, 2024, as compared to net income of $42.5 million for the six months ended June 30, 2023. Adjusted EBITDA was $95.1 million for the six months ended June 30, 2024, as compared to $99.2 million for the same period in 2023. The decrease in our Adjusted EBITDA was primarily due to net unfavorable impacts in our same-unit results, primarily from higher operating expenses.

Diluted net loss per common and common equivalent share was $1.79 on weighted average shares outstanding of 83.1 million for the six months ended June 30, 2024, as compared to diluted net income per common and common equivalent share of $0.52 on weighted average shares outstanding of 82.4 million for the same period in 2023. Adjusted EPS was $0.54 for the six months ended June 30, 2024, as compared to $0.62 for the same period in 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $19.4 million of cash and cash equivalents as compared to $73.3 million at December 31, 2023. Additionally, we had working capital of $119.1 million at June 30, 2024, an increase of $24.5 million from working capital of $94.5 million at December 31, 2023.

Cash Flows from Continuing Operations

Cash (used in) provided from operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating activities	$(13,280)	$(8,038)
Investing activities	(29,130)	(21,748)
Financing activities	(6,451)	29,636

Operating Activities

During the six months ended June 30, 2024, our net cash used in operating activities for continuing operations was $13.3 million, compared to $8.0 million for the same period in 2023. The net increase in cash used of $5.3 million was primarily due to decreases in cash flow from accounts receivable, partially offset by increases in cash flow from income tax-related activity as well as accounts payable and accrued expenses.

During the six months ended June 30, 2024, cash outflow from accounts receivable was $0.9 million, as compared to a cash inflow of $28.9 million for the same period in 2023. The decrease in cash flow from accounts receivable for the six months ended June 30, 2024 as compared to the prior year period was primarily due to the prior year period reflecting a significant improvement in collections.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 49.5 days at June 30, 2024 as compared to 50.5 days at December 31, 2023 and 49.2 days at June 30, 2023. The change in our DSO was primarily related to an increase in cash collections at our existing units.

Investing Activities

During the six months ended June 30, 2024, our net cash used in investing activities of $29.1 million consisted primarily of capital expenditures of $12.3 million, net purchases of investments of $8.7 million and acquisition payments of $8.2 million.

Financing Activities

During the six months ended June 30, 2024, our net cash used in financing activities of $6.5 million primarily consisted of net payments on our Term A Loan (as defined below).

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

At June 30, 2024, we had an outstanding principal balance on the Amended Credit Agreement of $221.9 million, composed of the Term A Loan. There was no balance outstanding under the Revolving Credit Line. We had $450.0 million available on our Amended Credit Agreement at June 30, 2024.

At June 30, 2024, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At June 30, 2024, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2024.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2024 was $283.7 million, of which $29.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $29.4 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At June 30, 2024, we had an outstanding principal balance of $221.9 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $2.2 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we withheld 1,564 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
April 1 – April 30, 2024	—	$—	—	(a)
May 1 – May 31, 2024	—	—	—	(a)
June 1 – June 30, 2024	1,564 (b)	7.31	—	(a)
Total	1,564	$7.31	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.5 million shares for 2024. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $496.3 million as of June 30, 2024.
(b)
Shares withheld to satisfy nominal minimum statutory withholding obligations in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No. Description

10.1+†	Master Services Agreement, dated as of April 19, 2024, by and between Guidehouse Managed Services LLC and PMG Services, Inc.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1+	Interactive Data File
101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Schema Document.
101.CAL+	XBRL Calculation Linkbase Document.
101.DEF+	XBRL Definition Linkbase Document.
101.LAB+	XBRL Label Linkbase Document.
101.PRE+	XBRL Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Pediatrix Medical Group, Inc.

Date: August 6, 2024	By: /s/ James D. Swift, M.D.
James D. Swift, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)