Form 10-K
period 2024-12-31
Pediatrix Medical Group, Inc.
filed 2025-02-20
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $637,401,917 based on a $7.55 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 14, 2025 was 85,829,575.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2025 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

Pediatrix Medical Group, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2024

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 36 states. During 2024, we formalized our practice portfolio management plans, resulting in a decision to exit almost all of our affiliated office-based practices, other than maternal-fetal medicine. As of December 31, 2024, these plans were completed. Additionally, we exited our primary and urgent care service line during 2024 based on a review of the cost and time that would be required to build the platform to scale. At December 31, 2024, our national network comprised approximately 2,335 affiliated physicians, including 1,335 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 490 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 240 physicians providing hospital-based pediatric care, over 230 physicians providing pediatric intensive care, and 20 physicians providing pediatric surgical care.

Pediatrix Medical Group, Inc. was incorporated in Florida in 2007, and is the successor to PMG Services, Inc., which was formerly known as Pediatrix Medical Group, Inc. and was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323 and our telephone number is (954) 384-0175.

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide, either directly or through our affiliated professional contractors:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians, who staff and manage clinical activities at over 350 NICUs in 30 states. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Maternal-Fetal Care

We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our affiliated maternal-fetal medicine subspecialists, obstetricians and other clinicians, such as maternal-fetal medicine nurse practitioners, certified nurse mid-wives, sonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists such as pediatric intensivists, pediatric hospitalists and pediatric surgeons, among others. In addition, our affiliated physicians seek to provide support services in other areas of hospitals, particularly in the pediatric emergency room, labor and delivery area, and nursery and pediatric departments, where immediate accessibility to specialized care may be critical.

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. Our affiliated physicians who provide this clinical care staff and manage pediatric intensive care units (“PICUs”) at over 60 hospitals.

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated hospital-based physicians provide this inpatient pediatric and newborn care in PICUs, well-born nurseries and pediatric emergency rooms at over 50 hospitals.

Pediatric Surgery. Pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma and pediatric oncology. Our affiliated physicians in this subspecialty include pediatric plastic and craniofacial surgeons and general and thoracic pediatric surgeons. Areas of particular expertise include management of neonatal and congenital anomalies, prenatal counseling, trauma management, pediatric oncology, gastrointestinal surgery, as well as common pediatric surgical conditions.

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

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2024, we screened over 805,000 babies for potential hearing loss at 340 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

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

Neonatal Medicine. Of the over 3.6 million births in the United States annually, we estimate that 14%-15% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 7,300 board-certified neonatologists in the United States.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 3,000 board-certified maternal-fetal medicine subspecialists in the United States.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 3,100 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 1,200 board-certified pediatric surgeons in the United States.

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
•
Utilize Enhanced Technology Solutions. We have introduced several technology-enabled solutions that we believe will improve the efficiency of the work our affiliated physicians do each day. These include a more streamlined charge capture system, a cloud-based image access and storage solution, continued development of our cloud-based neonatology-specific notes system and upgrades to our office-based practices electronic health record system that are designed to be better for our physicians and improve the patient-facing portal for our patients and their families. We plan to continue to find ways to supply real time data to our affiliated physician practices so that they can have visibility to, and more importantly, manage patient volumes.
•
Promote Same-Unit and Organic Growth. We seek opportunities for increasing revenue from our hospital-based and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as pediatric emergency rooms, newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. Our affiliated hospital-based and office-based physicians continue to pursue an organic growth strategy that involves working with our hospital partners to develop integrated service programs for which we become a provider of solutions across our existing service lines. An integrated program results in a broader offering of care across our specialties and permits the extension of our service lines in our markets. We have successfully executed this organic growth strategy and market partnership in many metropolitan areas and intend to continue this growth initiative in the future. In addition, we may pursue new contractual arrangements with hospitals, including possibly through joint ventures, either where we currently provide or do not currently provide physician services.

Additionally, with the goal of further expanding our organic growth, our national sales team pursues opportunities across our service lines by employing a targeting strategy with a specific focus and prioritization. This sales team works with existing hospital and other healthcare partners and also focuses on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. Our growth teams are managed under one collaborative group that addresses acquisition and organic growth opportunities. The growth team partners with the operational leadership across each of our medical groups to execute our overall growth strategy.

•
Adaptation of Telehealth. Our telehealth programs offer the latest in telemedicine, which is the use of telecommunication and information technology in order to provide clinical healthcare at a distance. Even before the COVID-19 pandemic, we focused on expanding our services in telemedicine as we have long expected that many pediatric subspecialties, as well as maternal-fetal medicine, would benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have expanded our services to provide these remote programs to our hospital partners and to our existing service lines to supplement current coverage needs. We believe telehealth reduces overall healthcare spending, improves access to quality care and facilitates collaboration with specialists while improving patient engagement and satisfaction.
•
Acquire Physician Practice Groups. We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties. During 2024, we added one maternal-fetal medicine practice.
•
Strengthen and Broaden Relationships With Our Partners. By managing many of the operational challenges associated with physician practices, encouraging clinical research, education, quality, and safety initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and optimizing efficient use of health system resources. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. In addition, we will concentrate efforts to become more responsive and proactive in strengthening and supporting our existing hospital and clinical practice relationships, as well as establishing new partnerships to expand the scope of our hospital-based, maternal-fetal medicine, hearing screening, and telehealth services that we provide. We focus our efforts in this area using a market-based approach and in each geographic area where we operate, we consider how we can solidify and/or expand our existing hospital, health system and clinical practice relationships and form new ones. We believe this is critical as hospitals and health systems seek to expand their service offerings and as the broader healthcare market seeks new solutions to operate more efficiently.

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

•
Innovation. We believe collaborative innovation is a pathway towards excellence in research, education, quality and safety. Because of the critical role innovation plays, our team strives to integrate the latest technological advances, artificial or augmented intelligence, genomics and mobile applications into everyday care. Telehealth and mobile health, virtual reality, point-of-care diagnostics and advanced data analytics are currently shaping the future of medicine. Our team is actively engaged in integrating the latest innovations that can optimize clinical care delivery and augment our clinical research initiatives with the goal of further optimizing patient outcomes.

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

•
BabySteps®. BabySteps is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory reports and to provide them with a decision tree to assist them in certain situations with the selection of appropriate billing codes. During 2024, we focused on advancing the efficiency of clinical documentation, integration and interoperability, introducing new billing capabilities, and advancing the security posture of the BabySteps platform. We added new personalization features and practice specific templates to enhance and streamline the clinician experience and decrease clinician documentation burden, as well as hundreds of new integrations with hospital partners designed to increase workflow efficiency, decrease data entry errors, and advance our interoperability capabilities. We created two new modules, Newborn Express and Neo Express, to support charge capture and streamlined documentation of newborn and neonatology services, reducing the number of applications in use by clinicians, allowing for a simplified clinician experience and practice/organizational cost savings. In 2024, we received our initial HITRUST recognition for the BabySteps platform, validating our security posture both internally and with our external hospital partners. HITRUST is considered the gold standard for healthcare data security and compliance and is a certification that many of our hospital partners asked us to pursue. We believe HITRUST certification not only enhances our credibility in the industry, but also strengthens our commitment to protecting our patients’ data.
•
Clinical Data Warehouse. BabySteps Cloud enables our affiliated physician practices to capture a consistent set of clinical information about the patients to whom we provide care. We de-identify and transfer data from the clinical documentation that resides in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 2.0 million patients and approximately 35 million patient days. With comprehensive reporting tools, our physicians can use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes.
•
pMD Charge Capture. Our electronic charge capture system is used to code and bill for pediatric intensive care clinicians, hospitalists, other hospital providers, as well as all hospital services delivered by our ambulatory providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.

•
Nextgen®. We have licensed the Nextgen Electronic Health Record (“EHR”) and Practice Management (“PM”), an integrated product line for our affiliated office-based physicians and other clinicians to record patient clinical documentation and manage the full revenue cycle. This product line provides additional benefits to our office-based practices, including clinical decision trees to assist physicians with the selection of compliant billing codes, medication management (including electronic prescription of controlled substance and prescription drug monitoring programs), promotion of consistent documentation, patient engagement tools, virtual visits and telemedicine tools, Artificial intelligence tools for streamlined clinician documentation, and data for research and education. We continue to evolve the NextGen EHR and PM to respond to regulatory updates and our evolving office-based services landscape.

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

PHYSICIAN PRACTICE GROUP ADMINISTRATION

We provide multiple administrative services to support the practice of medicine by our affiliated physicians and strive to improve operating efficiencies of our affiliated physician practice groups.

•
Unit Management. A senior physician practicing medicine in each physician specialty or subspecialty practice that we manage acts as the medical director for that practice. Each medical director is responsible for the overall management of his or her practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment and monitoring the financial success within the practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.
•
Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced practice nurses within the units and practices that we manage. For example, each NICU is staffed by at least one specialist on site or available on call. We are responsible for managing and coordinating the process for the salaries and benefits paid and provided to our affiliated physicians and practitioners. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician practices.
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
•
Billing, Collection and Reimbursement. We assume responsibility for assisting our affiliated physicians with contracting with third-party payors. We are responsible for billing, collection and reimbursement for services rendered by our affiliated physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians and other clinicians with a training curriculum that emphasizes detailed documentation of and compliant coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve compliant coding, billing and collection of revenue for physician services. We recently transformed our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers. See Item 1A. Risk Factors ─ “During 2024, we undertook a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as third-party service providers. Our failure to execute a hybrid revenue cycle management function efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.”
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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units through the awarding of contracts and hospital privileges. We have been retained by approximately 395 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric and pediatric care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 14% of our net revenue for 2024. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. As of December 31, 2024, 40 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level, and some states offer expanded coverage, with state eligibility thresholds that may range from 133% to 400% of the federal poverty level based on a combination of federal mandates and voluntary state expansions. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors ─ “State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs” and “Potential healthcare reform efforts may have a significant effect on our business.”

In order to participate in GHC Programs, we and our affiliated physician practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose varying standards for their Medicaid programs. See “Government Regulation—Government Regulatory Requirements.”

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

Our business corporations and affiliated professional contractors employ or contract with physicians to provide clinical services in certain states. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years. We are typically responsible for billing patients and third-party payors on behalf of our affiliated professional contractors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which they provide patient care and must become a member of the medical staff, with appropriate clinical privileges, at each hospital at which they practice. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area during employment and for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore generally enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants in any particular case. See Item 1A. Risk Factors–“A significant number of our affiliated physicians or other clinicians could leave our affiliated physician practices or our affiliated physician practices may be unable to enforce the non-competition covenants of departed physicians.” Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

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

COMPETITION

The physician services industry is highly fragmented. Competition in our business is generally based upon a number of factors, including reputation, experience and level of care and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other health services companies and physician groups for hospital contracts and qualified physicians. In some instances, our hospital-based physicians also compete on a regional or local basis. For example, our neonatologists compete for referrals from local physicians and transports from surrounding hospitals. Our maternal-fetal medicine practices compete for patients with other office-based practices in this specialty.

Hospitals control access to their NICUs by awarding contracts and hospital clinical privileges, and our relationships with our hospital partners are critical to our operations. Because our operations consist primarily of physician services provided within hospital-based units, we compete with others for contracts with hospitals to provide services. We also compete with hospitals themselves to provide such services. Hospitals may employ neonatologists directly or contract with other physician groups to provide services either on an exclusive or non-exclusive basis. A hospital not otherwise competing with us may begin to do so by opening a new NICU or operating facility, expanding the capacity of an existing NICU, or, in the case of neonatal services, upgrading the level of its existing NICU. If the hospital chooses to do so, it may award the contract to operate the relevant facility to a competing group or company from within or outside the surrounding community. Our contracts with hospitals generally provide that they may be terminated without cause upon prior written notice.

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

HIPAA and Other Privacy, Security and Breach Notification Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. For example, the Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations (collectively, “HIPAA”) impose requirements to protect the privacy and security of protected health information (“PHI”) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. The U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys' fees related to violations of HIPAA in such cases. As part of our business operations, including in connection with medical record keeping, third-party billing, research and other services, we and our affiliated physician practices collect and maintain PHI regarding patients, which subjects us to compliance with HIPAA requirements.

Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the “Privacy Rule”). The Privacy Rule applies to “Covered Entities,” which are health plans, health care clearinghouses, and health care providers that engage in standardized transactions under HIPAA, and “Business Associates,” which are entities that perform functions or services for or on behalf of Covered Entities that involve the use or disclosure of PHI. The term “Business Associate” also includes “Subcontractors,” which are any entity to which a Business Associate delegates any function, activity or service, other than in the capacity of a member of that Business Associate’s workforce. PHI is broadly defined as any individually identifiable health information transmitted or maintained in any form, including electronic, paper or oral. As a general rule, a Covered Entity or Business Associate may not use or disclose PHI except as permitted under the Privacy Rule. We have implemented privacy policies and procedures, including training programs, and signed Business Associate Agreements, designed to comply with the requirements of HIPAA and the Privacy Rule.

HHS has also adopted data security regulations (the “Security Rule”) that require Covered Entities and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated physician practices). We have implemented security policies, procedures and systems, including training programs, designed to comply with the requirements set forth in the Security Rule.

In addition, in 2009, Congress enacted the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act. Among other changes to the laws governing PHI, HITECH required OCR to strengthen and expand HIPAA requirements, increase penalties for violations, give patients new rights to restrict uses and disclosures of their PHI, and impose a number of privacy and security requirements directly on Business Associates. A Covered Entity can also be held liable for violations of HIPAA resulting from the acts or omissions of any Business Associate acting as its agent.

Under HIPAA, as amended by regulations promulgated pursuant to HITECH, Covered Entities are required to report any unauthorized use or disclosure of PHI that meets the definition of a breach to affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HIPAA requires Business Associates to report breaches of PHI relating to a particular Covered Entity to that Covered Entity. HITECH further authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. We have adopted breach notification policies and procedures designed to comply with the applicable requirements set forth in HIPAA, as amended by HITECH.

Numerous state and certain other federal laws are designed to protect the privacy and security of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional compliance obligations. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy and security violations as well as data breaches. The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, among other things, created new data privacy obligations for covered companies and provides new privacy rights to California residents. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. California recently amended and expanded CCPA through another ballot initiative, the California Privacy Rights Act (“CPRA”), passed on November 3, 2020 and made effective as of January 1, 2023. The CPRA also created a new agency, the California Privacy Protection Agency (“CPPA”), which is authorized to issue substantive regulations and has resulted in increased privacy and information security enforcement. The CCPA regulations also impose proscriptive requirements on businesses regarding how to properly demonstrate compliance with the law's requirements. The CPRA provides even greater rights to consumers with respect to their data, such as the right to correction, data portability, access to information about processing and profiling activities, and opt-out rights. Although there are limited exemptions for PHI and the CCPA's implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Laws similar to the CCPA have passed or have been proposed in several other states and also have been proposed at the federal level. To the extent these laws apply to our operations, they may ultimately have conflicting requirements that would further complicate compliance. Further, new health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. While these new laws generally include exemptions for HIPAA-covered data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.

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

Additional states have passed privacy legislation or have indicated an intent to propose such legislation, particularly in light of the United States Supreme Court’s decision in Dobbs v. Jackson Women’s Health Organization, which overturned Roe v. Wade and eliminated the constitutional right to abortion in the United States. In the wake of the Dobbs decision, there has been significant attention on the collection, use and disclosure of health information. For instance, on April 22, 2024, OCR issued a Final Rule, HIPAA Privacy Rule to Support Reproductive Health Care Privacy, which is intended to strengthen the Privacy Rule by prohibiting the disclosure of PHI related to lawful reproductive health care in certain circumstances. Additionally, the state of Washington passed the “My Health My Data Act” with respect to “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health” and which went into effect in 2024 with additional privacy rights and compliance obligations. The Federal government has also responded by instructing federal agencies, such as the OCR and FTC, to use their existing authority to provide greater protections for consumers with respect to the use of their data, and more specifically, their health data. OCR released a bulletin in December 2022 titled “HIPAA Guidance on Use of Tracking Technologies” which expanded commonly understood interpretations of “individually identifiable health information” and placed limitations on covered entities and business associates’ use of online tracking technologies and related vendor engagements. Additionally, the FTC has been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC also finalized changes to the Health Breach Notification Rule in April 2024. We expect continued scrutiny by federal and state regulators, business partners, and consumers on our collection, use and disclosure of health information. This is of even greater significance with respect to our women’s health services and treatment of pregnant women. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.

These requirements are also subject to change. On December 10, 2020, OCR issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, including creating an exception to the minimum necessary standard for healthcare coordination, and other proposals to increase patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements. Compliance with new privacy, security, and breach notification laws, regulations, requirements and self-regulatory guidelines may result in increased operating costs and may constrain or require us to alter our business model or operations. For example, changes to HIPAA promulgated pursuant to HITECH further restricted our ability to collect, disclose and use PHI and imposed additional compliance requirements on us.

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

HUMAN CAPITAL MANAGEMENT

We believe our affiliated physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2024, we had approximately 2,335 practicing physicians affiliated with us, and we employed or contracted with approximately 1,970 other clinical professionals and approximately 2,150 other full-time and part-time employees. Our affiliated physicians and clinicians provide critical medical care through several women’s and children’s healthcare services across 36 states, providing care to the most vulnerable patient population in the country: expecting mothers and their newborns and children.

We believe that the success of our mission to “Take great care of the patient, every day and in every wayTM” is realized by the engagement and empowerment of our affiliated physicians, other clinicians and administrative employees. Our executive team, including our Senior Vice President of People Services, is responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development, engagement, compensation and retention of talent. Our People Services team reports to our Chief Executive Officer and regularly engages with our Chief Executive Officer and board of directors and its compensation and talent committee. Our People Services team is a core administrative support function of Pediatrix. Through its functional experts, our People Services team provides support, guidance and consultation in the areas of talent acquisition, employee wellness and safety programs, workplace policies and procedures, training and development and rewards strategies that include compensation, benefits and other rewards. It is the goal of the People Services team to support the needs of our organization and our workforce while serving as a trusted strategic partner to our management team.

We work together to make sound decisions for all of our operations teams and affiliated physician practices. Physicians spend years of their lives learning and training in the science of medicine in order to bring their knowledge and skill to the bedside of a patient. It is an art, honed through repeated patient interactions, that allows any clinician to translate science into compassionate care for our patients. But healthcare is also our business, so we must also take great care of the business. This requires us to work every day to put tools into the hands of our affiliated physicians and other clinical professionals so they can deliver high quality care to our patients.

Training and Leadership Development

We are committed to the continued development of our people and believe in fostering great leaders. Our Training and Development team is committed to providing an environment that fosters both individual and organizational development. Through its various training and educational programs, the training and development team supports the organization’s commitment to excellence and its mission to “Take great care of the patient, every day and in every wayTM”. We make available a catalog of over 11,000 courses to all audiences across subjects including business skills, leadership and management, office productivity, health and wellness and personal development, among others. The courses are designed to develop great people who become great leaders that will ultimately shape a great company. Our training materials were enhanced with additional resources to support remote work environments that have remained a valuable alternative for many of our employees.

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

We take great care to ensure that our cash-based compensation packages are reflective of the market value for the work that our colleagues perform. We also understand that providing a comprehensive suite of employee benefits is essential to attracting, retaining and engaging world-class employees. Therefore, we regularly evaluate our benefit offerings to be sure we fully support our employees. In addition to base salaries, these offerings may include a combination of annual bonuses, stock-based compensation awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, fertility benefits, and employee assistance programs, among many others.

GEOGRAPHIC COVERAGE

We provide physician services across 36 states. During 2024, approximately 67% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 32% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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
•
The healthcare industry is highly regulated and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.
•
We undertook a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as one or more third-party service providers. Our failure to execute a hybrid revenue cycle management function efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.
•
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
•
Federal and state laws concerning the privacy and security of personal information may increase our costs and limit our ability to collect and use that information. Any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

Risks Related to Macroeconomic Conditions

Economic conditions could have an adverse effect on our business.

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2024, the percentage of our patient service revenue being reimbursed under GHC Programs decreased as compared to the year ended December 31, 2023. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes and reimbursement for services we provide could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and any uncertainty around the future of the ACA, and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges has resulted and may continue to result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. While we have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions, there is no assurance that these initiatives will be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

An erosion in the tax base caused by a general economic downturn can cause restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. If the economy were to contract (for example, as a result of a future global pandemic, international or domestic conflict, inflation, or as a result of a significant increase in prevailing interest rates), our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. As a result, we may face increased pricing pressure, termination of contracts, reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payors, which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

In addition, the U.S. federal government has implemented and threatened to implement tariffs on certain foreign goods and may implement additional or greater tariffs on foreign goods, which may have an impact on the cost of certain of our supplies and our operations if such tariffs remain in effect. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs.

The birth rate in the United States has declined and may decline further.

Birth data for 2023 indicate that total births in the United States decreased compared to 2022. Provisional data for 2024 is not yet available. Future declines in births are possible, particularly if there is an economic recession, and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows, financial condition and the trading price of our securities.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net revenue in 2024 was generated by our operations in five states. In particular, Texas accounted for approximately 32% of our net revenue in 2024. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, increases in unreimbursed services arising from services furnished to undocumented noncitizens, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, and the governmental responses thereto, could adversely affect our business, financial condition and results of operations.

Widespread outbreaks of disease or other public health crises and responses thereto have in the past and may in the future negatively impact the global economy, disrupt global supply chains and create significant volatility and disruption of financial markets. For example, our operating results were significantly impacted by the COVID-19 pandemic beginning in mid-March 2020, but volumes began to normalize in May 2020 and substantially recovered during the months of June 2020 through December 2020.

A future pandemic or outbreak, and any government response thereto, could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities, and could heighten many of the other risks associated with our business and indebtedness, including those described in this Form 10-K.

Risks Related to Governmental Changes and the Healthcare Regulatory Environment

Potential healthcare reform efforts may have a significant effect on our business.

We could be affected by potential changes to healthcare laws, rules and regulations, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion and contraction.

All federal and state government health care programs, including for example Medicare, Medicaid and the ACA, may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. The results of the 2024 federal election, including the election of President Trump and Republican control of both houses of Congress, may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. In addition, the staff of the Department of Government Efficiency (the "DOGE"), an executive administrative agency created by the second Trump Administration, have been provided access to key payment and contracting systems at CMS to look for opportunities for improving efficiency and to identify fraud and ineffective use of resources. While we cannot predict the actions of the DOGE, there is a possibility that changes will be made to CMS spending, which could ultimately affect our financial condition and results of operation.

While there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, legislative attempts to completely repeal the ACA have been unsuccessful to date. However, another significant challenge to the ACA is advancing in federal courts. Specifically, in Braidwood Management v. Becerra, the plaintiffs argue that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. On September 7, 2022, a federal district court in Texas ruled partly in favor of the plaintiffs and partly in favor of the Department of Health and Human Services, which is defending the ACA, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The federal government appealed this decision to the Fifth Circuit Court of Appeals, which subsequently issued an administrative stay of the district court’s ruling, thereby allowing the federal government to continue enforcing the preventive services requirement while the 5th Circuit considers the case. On June 21, 2024, the 5th Circuit issued a limited decision applicable only to the plaintiffs, finding that HHS exceeded its constitutional authority by delegating decision-making power to the U.S. Preventive Services Task Force ("USPSTF"). But the 5th Circuit overturned the district court’s decision to vacate the entire rule nationally, which reinstated the requirement for health plans to continue covering ACA-mandated preventive care services without cost sharing. On September 19, 2024, plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court, arguing that HHS’ delegation to USPSTF violates the U.S. Constitution Appointments Clause, and seeking to have the preventive services coverage requirement thrown out. If the Supreme Court decides to hear the case and the plaintiffs succeed, millions of Americans could lose access to preventive care guaranteed by the ACA or be forced to pay out of pocket for these services, and such an outcome could materially impact our business.

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

The second Trump Administration may seek to advance changes to the U.S. healthcare system, including changes to the ACA that would eliminate or reduce certain subsidies, modify certain benefits and allow competition from short-term limited duration insurance products, all of which could result in fewer people with insurance, or fewer people with ACA compliant insurance, and these changes could have a material impact on our business. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Moreover, certain potentially material changes seem likely with respect to government reimbursement and the healthcare industry in general. For instance, the 2024 Medicare Physician Fee Schedule Final Rule decreased the 2024 conversion factor (i.e., the amount Medicare pays per relative value unit (wRVU)) by nearly 3.4% from the 2023 amount. Congress enacted legislation to moderate some of these cuts, but Medicare payments to physicians still decreased in 2024. For 2025, Medicare payments to physicians may again decrease. These reductions adversely affect reimbursement for physician services and could also negatively impact other GHC Program reimbursement and commercial payor reimbursement. These changes could materially impact our business.

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

In an effort to address shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection and to provide safe access to care for our patients, we converted certain in-person visits to telehealth visits and have continued to provide services in this manner. There is significant variation in demand, consumer acceptance, and market adoption of telehealth services. The provision of telehealth is largely regulated at the state level and can include, among other things, variations in the definition of telehealth, physician/patient relationship requirements, informed consent for telehealth services, licensure, scope of practice, covered modalities, electronic prescribing, coverage and reimbursement, and privacy and security requirements. Our ability to conduct telehealth services and provide medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. While numerous federal agencies released waivers to ease regulatory obstacles to the adoption of telehealth, many of these waivers do not override applicable state laws. States have adopted waivers as well but differ in the scope and application of such waivers and also on the time period the waiver is available. Many state waivers in relation to COVID-19 have already expired. On a federal level, CMS created flexibilities for the provision and reimbursement of telehealth for Medicare beneficiaries during the COVID-19 PHE. While some of these flexibilities have been permanently extended, others are still permitted subject to temporally limited authorizations. For example, in the calendar year 2025 Physician Fee Schedule Final Rule, CMS authorized Medicare coverage of certain telehealth services on a provisional basis through 2025. If Congress or a federal agency does not act to again extend these flexibilities, they could expire, and these changes could materially impact our business.

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

MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. The Merit-based Incentive Payment System (“MIPS”) allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2025 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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

The Transparency in Coverage Final Rule, published November 12, 2020, aims to put health pricing information into the hands of consumers and allow them to select their providers based, in part, on cost. The final rule was phased in between July 2022 and January 2024 and imposed two main requirements. First certain health plans and insurers are required to publish on a public website machine-readable files containing information on their in-network negotiated rates, billed charges and allowed amounts paid for out-of-network providers, and the negotiated rate and historical net price for prescription drugs. Second certain health plans and issuers must report to their covered members, through a self-service pricing tool, certain pricing information (including the in-network rate and out-of-network allowed amounts) and cost-sharing obligations for all covered items and services. These requirements remain subject to change, and we cannot predict how the availability of this health pricing information may impact our business operations and patient volumes. Moreover, Congress is considering legislation that imposes additional transparency requirements on providers. If patients choose to use services of less costly providers, we could see a reduction in patient volumes or decide to reduce the prices of our services to compensate, either of which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2024, 40 states, and the District of Columbia, adopted the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees. Moreover, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. They also have sought to reduce payments to certain hospitals in some of these states. Should any of these changes take effect, we cannot predict with any assurance the ultimate effect to reimbursements for our services.

Congress and the second Trump Administration may also seek substantial reforms to Medicaid law and the ability of states to design Medicaid programs. Any changes, if enacted, could reduce or eliminate eligibility for certain individuals or reduce payments to providers of services. As a result, we could experience an increase in the number of uninsured patients and delayed or reduced Medicaid payment for services furnished to program enrollees.

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

In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not in network with the patient’s insurer (the “No Surprises Act” or the "NSA"). Effective January 1, 2022, if a patient’s insurance plan is subject to the NSA, the patient generally may not be balance billed in excess of their plan’s in-network cost-sharing amount for the provision of emergency care rendered by an out-of-network provider at certain in-network or out-of-network facilities. The NSA also prohibits an out-of-network provider from balance billing a patient for the provision of non-emergency services rendered in connection with a patient’s visit at certain in-network facilities, unless, for certain services, the patient is notified in advance and provides consent to being balance billed in accordance with technical requirements set forth in the NSA. Notably, however, there are certain services for which a balance billing is always prohibited and consent to do so may never be obtained, including emergency, anesthesia, pathology, radiology, laboratory, and neonatology services. Providers that violate these surprise billing prohibitions may be subject to enforcement action by the Centers for Medicare and Medicaid Services (“CMS”) or by states, one or both of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as federal civil monetary penalties and any state-specific penalties. To that end, many states have similar legislation on this topic that continue to evolve.

As noted above, under the NSA, patients may not be balance billed in excess of their in-network cost-sharing amount. Insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable “qualifying payment amount” (or the “QPA,” which is generally defined as the median contracted rate in a specific area) for the items or services furnished. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits.

For claims subject to the NSA, including many emergency care services, out-of-network providers (and facilities, in the emergency care context) are paid an initial payment by the plan. If a provider (or facility, in the emergency care context) receives a payment denial or is unsatisfied with the out-of-network rate paid by the plan and the parties are unable to resolve the dispute, either party can initiate an Independent Dispute Resolution (“IDR”) process, which is essentially an arbitration process whereby a certified IDR entity evaluates proposed offers from both the provider/facility and the plan and makes a determination based on several factors, including, but not limited to, the QPA. The outcome of each IDR dispute is generally binding on both the provider/facility and plan with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment. The NSA interim final rules establishing the IDR process have been subject to a series of legal challenges that resulted in the Eastern District of Texas vacating certain provisions of such rules and related guidance documents in 2023, with the Fifth Circuit Court of Appeals affirming several of these holdings. In October 2023, CMS issued a proposed rule that included new provisions governing the IDR process. That and other rulemaking remains ongoing, and litigation related to the QPA also remains ongoing.

The NSA balance billing prohibitions, coupled with the complexity and uncertainty of the IDR process, could limit the amount Pediatrix can charge and recover for items and services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Moreover, these measures could affect our ability to contract with certain payors under historically similar terms and may cause (and the prospect of these changes may have caused) payors to terminate their contracts with us and our affiliated physician practices, further affecting our business, financial condition, operations, cash flows and the trading price of our securities.

In addition to the balance billing prohibitions, the NSA also requires certain providers, including Pediatrix, and facilities, to develop and furnish a “Good Faith Estimate” (“GFE”) to individuals that details the expected charges for a scheduled item or service (although this requirement is currently only being partially enforced with respect to self-pay or uninsured patients). The GFE must include certain specific information such as, among other things, a detailed list of all items/services to be furnished and the amount the patient should be expected to pay for those items/services (which should not ultimately exceed $400 more than the estimated amount set forth on the GFE, or else patients can enter a designated arbitration process with the provider) and co-provider and co-facility cost estimates (though this requirement has not yet become enforceable). The GFE is also subject to certain highly technical formatting, timing, and dispute resolution requirements. The impact of the GFE requirements on the Company remains uncertain at this time, in part due to ongoing rulemaking around the NSA, as well as the delayed effective date of certain provisions of the GFE framework (as noted above related to co-providers and co-facilities and patients other than self-pay and uninsured), uncertainty around operational timeframes, potential penalties and patient reaction, among other things.

Additionally, the NSA, as well as some of existing state laws, require providers and facilities to make certain disclosures and post certain signage advising patients of their rights under the NSA, as well as disclosures about expected charges (when seeking consent to balance bill or when furnishing a GFE). These requirements impose administrative burdens that could increase our cost of doing business and expose us to compliance risk.

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

In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments to healthcare providers for certain services under the Medicare program. For example, Congress established automatic spending reductions under the Budget Control Act of 2011 (the “BCA”), resulting in a 2% reduction in Medicare payments that began in 2013 and extend through the first six months of the FY 2032 sequestration order. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022. In addition, as a result of ARPA, an additional Medicare payment reduction of up to 4% was to take effect in January 2022; however, Congress delayed implementation of this reduction until 2025. Any downward adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because a state’s Medicaid payments cannot exceed the payments it would have made had those patients been enrolled in traditional Medicare, and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress. We anticipate that the federal deficit will continue to place pressures on GHC Programs.

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

Adverse economic developments in the United States could lead to a reduction in federal government expenditures, including GHC Programs in which we participate, primarily Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, primarily Medicaid. Failure of the government to make payments under these programs could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicare and Medicaid, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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
•
the Eliminating Kickbacks in the Recovery Act of 2018 (“EKRA”) establishes criminal penalties for paying, receiving, soliciting or offering any remuneration in return for referring a patient to a laboratory, clinical treatment facility or recovery home, or in exchange for an individual using the services of one of these entities. The EKRA prohibitions apply to services covered by GHC programs and by private health plans;
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

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. For example, in some states, we are dependent on our relationship with affiliated physician practices, which we do not own, to provide physician and other clinical services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with our providers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, or if our contractual relationships with such entities cease to continue. Our contracts include management services agreements among other agreements with such affiliated physician practices, to which these practices reserve exclusive control and responsibility for all aspects of the practice of medicine and delivery of medical services. While we seek to substantially comply with the applicable state prohibitions on the corporate practice of medicine and fee splitting, these laws could impact our business operations, and state officials who administer these laws or other third parties may successfully challenge our contractual arrangements, which could subject us to civil and criminal penalties and require us to restructure our relationships with providers to comply with these statutes, which could have a material adverse effect on our business, financial condition, and operations. Additionally, state corporate practice of medicine doctrines often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could impact physicians participating with our affiliated physician practices. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

Further, regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting, EKRA, or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Regulatory Requirements.” In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and OIG issued Final Rules revising the federal anti-kickback statute, the CMPL, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse through additional new statutory definitions, safe harbors, and exceptions. Compliance with federal fraud and abuse laws such as the anti-kickback statute, the CMPL, and the Stark Law involves constant monitoring for regulatory changes, agency and court interpretations, and revisiting of arrangements based on new interpretations or clarifications, all of which will require ongoing compliance costs. In addition, these laws and their exceptions and safe harbors are complex and clear interpretations are not always available. Despite our efforts to comply, we cannot guarantee that a government agency will necessarily agree with our interpretations or that one or more of our arrangements will not be subject to challenge, nor can we provide any assurance that they will not have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the Antitrust Division of the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against businesses, particularly in the healthcare industry. Private parties can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our affiliated physicians and other individual providers may not satisfy all conditions of payment or otherwise appropriately record or document services that they provide.

Our affiliated physicians and other individual providers are responsible for maintaining all required professional licensures or certifications in good standing, which is generally a condition of reimbursement in GHC Programs and in private insurance, and for appropriately recording and documenting the services that they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for healthcare providers, including medical coding. If our affiliated physicians or other individual providers and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected. We are further obligated under the federal overpayment statute and FCA to timely report and return any identified overpayments and to maintain reasonable internal audit mechanisms to identify overpayments. Failure to timely report and return overpayments to Medicare or Medicaid could subject us to liability under the federal FCA, and also equivalent false claims acts on the state level.

State healthcare transaction laws could adversely affect our operations.

Numerous states have implemented healthcare transaction review laws that typically require healthcare entities to provide pre-closing notice regarding “material” healthcare transactions to government agencies. These laws differ from the typical change of control processes that often apply to licensed healthcare facilities and providers. For example, these laws generally apply to “healthcare entities” regardless of licensure, and therefore apply to organizations that often do not require separate licensure. Furthermore, the reviews are more substantive in nature, often focusing on the impact of the proposed transaction on factors such as cost, quality, access, equity and competition. Healthcare transaction review law requirements vary significantly between states. Some states require notice, while others may require a cost and market impact review. Healthcare transaction review laws may affect the structure and timing of proposed transactions we may enter into or our ability to enter into transactions at all, which may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business Strategy

During 2024, we undertook a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as third-party service providers. Our failure to execute a hybrid revenue cycle management function efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We undertook a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as third-party service providers that we engaged to support these activities. The success of this plan depends, in part, on our ability for our internal operations to handle certain revenue cycle management functions internally and to integrate the third-party service providers that we have engaged with our systems in a timely and efficient manner. If we are not able to successfully achieve these objectives, the anticipated benefits of this transformation may not be realized fully or at all or may take longer to realize than expected. These activities may be complex and time consuming and involve delays or additional and unforeseen expenses. In connection with this hybrid revenue cycle management function, we could experience a further reduction in revenue due to delays in collection efforts or the inability to collect from patients or third-party payors, claim denials, recoupments, or governmental and third-party audits, all of which may impact our profitability and cash flow. Further, the costs associated with any operational problems, delays in collections from payors, and errors and control issues may impact our ability to realize the intended benefits from this transformation and may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

For example, our results of operations were previously negatively impacted by the performance of a third-party provider we used in connection with our revenue cycle management function, leading to our decision to transform our revenue cycle management function. In connection with the previous transition of our revenue cycle management function, we experienced a reduction in revenue due to delays in collection efforts or the inability to collect from patients or third-party payors, claim denials, recoupments, or governmental and third-party audits, all of which impacted our profitability and cash flow. The current or any future transitions in connection with our revenue cycle management function may have similar impacts on our business, results of operations and financial condition. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States, or increasing the cost of using offshore services may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. In addition, federal government and third-party payors may have prohibitions or restrictions on the use of third-party service providers outside of the United States and/or require notice for the use of such third-party service providers. Diminished service quality from outsourcing, our inability to utilize offshore service providers or the failure to comply with restrictions on the use of third-party service providers could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

If we are not successful in integrating an acquisition, we may decide to dispose of such acquisition and may do so at a loss or record impairments in connection with such a disposition.

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

•
We may not be able to work with our hospital partners to develop integrated services programs for which we become a multi-specialty provider of solutions within the maternal-fetal, newborn and pediatric continuum of care.

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

Risks Related to Operating our Business

We are dependent upon our key management personnel for our future success and loss of our key management and other personnel or an inability to attract new management and other personnel could impact our business.

Our success depends to a significant extent on the continued contributions of our key management personnel for the management of our business and implementation of our business strategy. We experienced significant management turnover in 2024 and the further loss of or changes in key management personnel could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Management transition is often difficult and inherently causes some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any such transition, and the time and attention from the board and management needed to fill vacant roles and train new employees could disrupt our business. Competition is intense for qualified employees, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and growth of our business could hinder our ability to successfully carry out our strategy.

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

The carrying value of our intangible assets, which consists primarily of goodwill related to our acquisitions, is subject to testing at least annually, and more frequently if impairment indicators exist. Under current accounting standards, goodwill is tested for impairment on at least an annual basis and more frequently if impairment indicators exist, and we have been subject to impairment losses as circumstances have changed after acquisition. For example, during 2024, we recorded a non-cash impairment charge of $150.6 million. If we record additional impairment losses related to our goodwill in the future, it could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed within a certain time period, or we may become involved in disputes with payors and could be subjected to pre-payment and post-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided, they experience administrative issues that result in a delay in reimbursements, or pursuant to binding arbitration proceedings for out-of-network items or services. Further, GHC Programs, private insurance plans and managed care plans are increasingly requiring that services we provide be reviewed and approved prior to provision of such services. These prior authorization reviews increase our administrative costs and delay payments, which materially impact our business. In addition, GHC Programs may deny or revoke our application to become a participating provider if we do not disclose certain events relating to our affiliates or for other reasons that could cause us to not be able to provide services to patients or prohibit us from billing for such services. GHC Programs may also suspend our payments pending an audit or investigation, which could last for an extended period of time. If we are not reimbursed fully or in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected. In addition, we may choose to challenge certain GHC reimbursement decisions through administrative appeal mechanisms. Any backlog in appeals may further affect our ability to collect reimbursement for services rendered.

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

As of December 31, 2024, our total indebtedness was $615.6 million, of which $400.0 million was at fixed interest rates and $215.6 million was at variable rates. We also had $450.0 million of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, United States tax law places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates continue to increase, any variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.

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

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians and other personnel to service existing units at hospitals and our affiliated physician practices and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. The U.S. is currently experiencing and is expected to continue to experience a nationwide healthcare professional shortage. Due to this increased exit from healthcare practice and lack of sufficient new talent to replace them, our recruiting efforts have become increasingly more competitive. We may not be able to continue to recruit new clinicians or other personnel or renew contracts with existing clinicians or other personnel on acceptable terms. We have and may seek to renew clinician contracts prior to their existing renewal date for various reasons, including to move clinicians to a different compensation structure. We may not be successful in these early renewal efforts, and further, clinical compensation may increase as a result of incremental compensation incentives that may be required by clinicians to agree to the change in compensation structure. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months, or longer, to complete due to various requirements, including state licensing and hospital credentialing. Further, if the demand exceeds the supply for physicians and other clinicians and personnel either in general or in specific markets, we could experience an increase in compensation expense, including premium pay and agency labor costs. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians, clinicians and other personnel in a reasonable period of time, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected. In addition, if we experience a higher rate of growth in compensation expense, our business, financial condition, results of operations, cash flows and the trading price of our securities could be adversely affected.

A significant number of our affiliated physicians or other clinicians could leave our affiliated physician practices or our affiliated physician practices may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states may be reluctant to enforce non-compete agreements and restrictive covenants against physicians. In addition, we have and may incur significant legal fees to pursue enforcement of such agreements and restrictive covenants. Further, the Federal Trade Commission issued a final rule that would prohibit employers from using non-compete clauses with workers. The rule would have been effective September 4, 2024, but is currently enjoined pending legal challenges. Certain states also have enacted or proposed prohibitions on using non-compete clauses with workers, including healthcare providers. Our affiliated physicians or other clinicians may leave our affiliated physician practices for a variety of reasons, including in order to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated physician practices, we could incur significant legal fees to pursue enforcement of certain covenants within employment agreements or if our affiliated physician practices are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be adversely affected.

Information Systems, Cybersecurity and Data Privacy Risks

We may not be able to maintain effective and efficient information systems or properly safeguard our information systems.

Our operations are dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems, disruptions in our existing information systems or the implementation of new systems could disrupt business operations or cause errors and delays in billings and collections, difficulty satisfying requirements under hospital contracts, disputes with patients and payors, violations of patient privacy, confidentiality, and other regulatory requirements, increased administrative expenses and other adverse consequences.

Information security risks have generally increased in recent years because of new technologies and tactics of cyber criminals. Despite our layered security controls and our continuous monitoring and testing (by both internal and external parties) of such controls, experienced cyber criminals have been and may be able to penetrate our information systems, misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit security vulnerabilities, or attempt to fraudulently induce employees to take actions, including to release confidential or sensitive information or make fraudulent payments, through illegal electronic spamming, phishing or other tactics. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and a major processor of U.S. medical claims, was the subject of a well-publicized cyberattack. This event caused significant delays and disruptions in payments to hospitals, physicians, pharmacists, and other health care providers across the country, including us. While this cyberattack did not have a material impact on us or our operations, future cyber attacks on us or our third-party providers could have a material impact on our business.

A failure in or breach of our information systems as a result of cybersecurity attacks or other tactics could disrupt our business, has resulted and may result in the disclosure or misuse of PHI, personal information, or confidential or proprietary business information, and has caused or may cause financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments, individuals, or classes of individuals. Although we believe that we have reasonable and appropriate information security procedures and other safeguards in place, as cybersecurity threats continue to evolve, we have been and may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions to our operations (including, without limitation, our billing processes), delays or cessation of service and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, personal information, or proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons to the risk of financial or medical identity theft. It could also expose us or such persons to a risk of loss or misuse of this information, result in litigation, or potential liability, cause damage to our brand and reputation or otherwise harm our business. Under certain circumstances, we could also be excluded temporarily or permanently from certain commercial or GHC Programs. Any of these disruptions or breaches of security could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including individually identifiable health information. These laws include, for example and without limitation:

•
Federal and state laws related to the confidentiality, privacy and security of personal information, including PHI, that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify third parties in the event of a breach. For example, HIPAA limits how Covered Entities and Business Associates may use and disclose PHI, provides certain rights to individuals with respect to their PHI, imposes certain obligations for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored, and imposes notification requirements in the event of a breach of unsecured PHI;
•
Other federal and state laws establish additional requirements for protecting the privacy and security of identifiable consumer health information. For instance, the state of Washington enacted the “My Health My Data Act” which regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for PHI and similar information maintained by a covered entity or business associate in compliance with HIPAA, personal data collected in the context of certain research activities, including data subject to 45 C.F.R. Parts 46, 50, and 56, and personal information that has been de-identified. Nevada also enacted a similar Consumer Health Data Privacy Law, and Connecticut amended its consumer privacy law to include provisions specific to consumer health information. Additional states have contemplated enacting similar laws;
•
Several states have enacted comprehensive consumer privacy laws with data privacy rights, such as the CCPA, as amended by the CPRA. While these laws generally include exemptions for PHI and similar information maintained by a covered entity or business associate in compliance with HIPAA, personal information that is generated in connection with certain clinical trials, and personal information that has been de-identified, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business;
•
Federal and state consumer protection laws, including the FTC’s authority under Section 5 of the Federal Trade Commission Act, prohibit unfair and deceptive acts and practices related to privacy and data security. The FTC and many state attorneys general interpret these federal and state consumer protection laws to require transparency, fairness, and accountability for the processing and security of personal information, including health-related information. For instance, the FTC's enforcement of the Health Breach Notification Rule has increased in recent years; and
•
Federal and state laws regulating the conduct of research with human subjects, which include restrictions and requirements relating to the confidentiality of information collected or generated about human subjects participating in research.

As part of our business operations, including our medical record keeping, third-party billing, research and other services, we collect and maintain PHI and other personal information in paper and electronic format. Standards related to personal information, whether implemented pursuant to HIPAA, state laws, federal or state agency actions or otherwise, could have a significant effect on the manner in which we handle and our ability to collect, generate, and maintain personal information, including PHI, and how we communicate with payors, providers, patients and others. Compliance with these standards, which are diverse and complex, could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

In addition to the laws above, we may see more stringent state and federal privacy legislation in future years, including potential changes to HIPAA, the enactment of a broad federal consumer privacy law, and the enactment of additional consumer privacy laws or health privacy laws in various states. The enactment of such legislation and increased focus on data protection may be more likely as the increase in cyber attacks has once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Further, we are also subject to a provision of the federal 21st Century Cures Act and related regulations that are intended to facilitate the appropriate exchange of electronic health information ("EHI"). Beginning in 2020, the U.S. Department of Health and Human Services’ ("HHS") Office of the National Coordinator for Health Information Technology (“ONC”) promulgated final rules to support access, exchange, and use of EHI. Specifically, the information blocking regulations were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of EHI. The original information blocking regulations compliance date was April 5, 2021 and the U.S. Department of Health and Human Services (“HHS”) subsequently issued a final rule called the HTI-1 Rule that, among other things, revised the information blocking regulations, effective March 11, 2024.On August 5, 2024, ONC published in the Federal Register a proposed rule called the HTI-2 Proposed Rule that, among other things, will further revise the information blocking regulations, if finalized. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives. On July 1, 2024, the HHS published in the Federal Register a final rule to establish such disincentives, effective July 31, 2024. Developers of certified information technology and health information networks/health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation (adjusted for inflation). The HHS Office of Inspector General (“OIG”) has the authority to impose such penalties and on July 3, 2023, published a final rule in the Federal Register codifying new authority in regulation, which became effective September 1, 2023. On July 29, 2024, HHS published a statement in the Federal Register that, among other things, announced a reorganization of certain roles and functions and renamed ONC the Assistant Secretary for Technology Policy and Office of the National Coordinator for Health Information Technology, or ASTP/ONC. The impact on the information blocking rules to our business is currently unclear.

On December 1, 2022, the HHS Office for Civil Rights issued, and subsequently updated on March 18, 2024, and June 26, 2024, a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of PHI. This bulletin outlined the HHS OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes PHI under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like the Company, and such vendors. We may incur additional expense to comply with this bulletin and future guidance from the HHS OCR's on online tracking technologies, and agency’s heightened focus on website tracking technologies could pose enforcement risk to the Company in the future.

If we are alleged to not comply with existing or new laws, rules and regulations related to PHI or other personal information we could be subject to litigation and to sanctions that include monetary fines, civil or administrative penalties, civil damage awards or criminal penalties, and incur reputational harm and a negative market perception. For example, entities that are found to be in violation of HIPAA as a result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA has ranges of increasing minimum penalty amounts tiered according to the entity’s degree of culpability. Breaches of unsecured PHI may also result in unexpected costs to us, upwards of millions of dollars, through third party litigation, contractual breach resolution, breach notification and remediation. In addition, we may experience reputational harm and a negative market perception when it comes to protecting patient data and other personal information that could influence our future operations. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents for alleged violations of HIPAA. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for establishing the duty of care in state civil suits such as those for negligence or recklessness.

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

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) 800-53, including derivatives such as NIST Cybersecurity Framework (“CSF”) and HITRUST, as well as NIST 800-66 and the Center for Internet Security (“CIS”). Recently we have obtained HITRUST certification for one of our core clinical applications, however this does not mean that overall we meet any particular technical standards, specifications, or requirements, but only that we use these standards as a guide to help us design and assess our program.

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

For information on the Company’s cybersecurity-related risks, see “Information Systems, Cybersecurity and Data Privacy Risks” in Item 1A. Risk Factors in this Form 10-K. While to date we have not identified any breaches from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, the sophistication of cybersecurity threats continues to increase, and the preventive actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our program is designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

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

Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security organization, many of whom hold cybersecurity certifications such as a Certified Information Systems Security Professional ("CISSP"), Certified Data Privacy Solutions Engineer ("CDPSE"), or Security+ and through the use of technological tools and software and results from third-party audits. Our cybersecurity incident response framework is governed by a cybersecurity incident response plan, which sets out our approach for categorizing, responding to, and mitigating cybersecurity incidents. We have an incident response team comprised of our CISO, executive leaders, management and internal and external legal counsel, whose primary responsibilities include:

•
Evaluating and validating the impact of an incident;
•
Approving certain incident response countermeasures and remediation actions;
•
Escalating incidents and response countermeasures for approval; and
•
Acting in an advisory capacity in support of cybersecurity incident remediation, as appropriate.

We have also established a security governance council (the “Council”) to further strengthen our cybersecurity risk management activities across the Company. The Council includes our Chief Executive Officer, Executive Vice President, Chief Financial Officer and Treasurer, Executive Vice President, General Counsel, Chief Administrative Officer and Secretary, Senior Vice President, Operations, Senior Vice President and Chief Information Officer, Senior Vice President, People Services, Vice President and Chief Information Security Officer, Vice President, Chief Compliance Officer, and Associate Vice President, Internal Audit. The Council meets quarterly and is responsible for management’s oversight of our IT security in a cohesive and holistic manner that is designed to enable optimal decision-making.

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

As of February 14, 2025, we had 163 holders of record of our common stock, and the closing sales price on that date for our common stock was $14.05 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2024, 2023, or 2022. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2019 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2019 through December 31, 2024. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Pediatrix Medical Group, Inc.
S&P 500 Index
S&P 600 Health Care
NYSE Composite Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Base Period	Years Ended December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Pediatrix Medical Group, Inc.	$100.00	$88.31	$97.91	$53.47	$33.47	$47.21
S&P 500 Index	$100.00	$116.26	$147.29	$118.84	$147.64	$182.05
S&P 600 Health Care	$100.00	$131.41	$138.98	$102.25	$99.53	$102.90
NYSE Composite Index	$100.00	$104.40	$123.37	$109.14	$121.13	$137.26

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, we withheld 57,056 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
October 1 – October 31, 2024	57,056 (b)	$11.26	—	(a)
November 1 – November 30, 2024	—	—	—	(a)
December 1 – December 31, 2024	—	—	—	(a)
Total	57,056	$11.26	—	(a)

a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $497.1 million as of December 31, 2024.
b)
Shares withheld to satisfy nominal minimum statutory withholding obligations in connection with the vesting of restricted stock.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2024, we did not sell any unregistered shares of our equity securities.

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

This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 20, 2024 (the “2023 Annual Report”) and are incorporated herein by reference.

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 36 states. At December 31, 2024, our national network comprised approximately 2,335 affiliated physicians, including 1,335 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 490 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 240 physicians providing hospital-based pediatric care, over 230 physicians providing pediatric intensive care, and 20 physicians providing pediatric surgical care.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2024, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (“GHC Programs”) decreased as compared to the year ended December 31, 2023. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

Practice Portfolio Management Plan and Impairment of Long-Lived Assets

During the second quarter of 2024, we formalized our physician practice optimization plans, resulting in a decision to exit almost all of our affiliated office-based practices, other than maternal-fetal medicine. Over the course of many years, we expanded our pediatric service lines and footprint to provide specialized care to more patients, including through our office-based portfolio of practices. This added complexity to our operations over time and, accordingly, increased costs that resulted in operating challenges primarily for our office-based portfolio of practices. Recognizing this and our need to adapt to the current healthcare climate, during the second quarter, we made the decision to return to a hospital-based and maternal-fetal medicine-focused organization. Accordingly, a recoverability assessment for each impacted individual physician practice was performed, and the estimated future cash flows related to the physician practices did not support the carrying value of the specifically identified individual long-lived assets. As a result, we recorded fixed asset impairments of $20.1 million, operating lease right-of-use asset impairments of $12.5 million and intangible asset impairments of $7.7 million during the year ended December 31, 2024. The operating lease right-of-use impairments are recorded within the transformational and restructuring related expenses line item. As of December 31, 2024, the planned exits of our pediatric office-based practices were completed.

Exit of Primary and Urgent Care Service Line

During 2024, we made the decision to exit our primary and urgent care service line based on a review of the cost and time that would be required to build the platform to scale. The total loss on disposal of these businesses was $11.0 million.

“Surprise” Billing Legislation

In late 2020, Congress enacted the No Surprises Act (“NSA”) legislation intended to protect patients from “surprise” medical bills when certain services are furnished by providers who are not in-network with the patient’s insurer. Effective January 1, 2022, if a patient’s insurance plan or coverage is subject to the NSA, providers are not permitted to send such patient an unexpected or “surprise” medical bill that arises from out-of-network emergency care provided at certain out-of-network facilities or at certain in-network facilities by out-of-network emergency providers, as well as nonemergency care provided at certain in-network facilities by out-of-network providers without the patient’s informed consent (as defined by the NSA). Many states have legislation on this topic and will continue to modify and review their laws pertaining to surprise billing.

For claims subject to the NSA, insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. The patient’s cost-sharing amount for out-of-network services covered by the NSA must be no more than the patient’s in-network cost-sharing amounts. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to enforcement actions by CMS or by states, one or both of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as any state-specific penalties enforcement action and federal civil monetary penalties.

For claims subject to the NSA, including many emergency care services, out-of-network providers will be paid an initial amount determined by the plan; if a provider is not satisfied with the initial amount paid for the services, the provider can pursue recourse through an independent dispute resolution ("IDR") process. The outcome of each IDR dispute is generally binding on both the provider and payor with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services. These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors ─“Congress or states have, and may continue to, enact laws restricting the amount out-of-network providers of services can charge and recover for such services.”

Healthcare Reform

The ACA has altered how health care is delivered and reimbursed in the U.S. and contains various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions of the ACA have expanded the scope and reach of the FCA and other healthcare fraud and abuse laws. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. As a result, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from various legal proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors ─ “Potential healthcare reform efforts may have a significant effect on our business.”

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

RCM Services Agreement

On October 30, 2023, we provided notice to R1RCM that we were terminating that certain Services Agreement, dated May 12, 2021, as amended, by and between our wholly owned subsidiary PMG Services, Inc. and R1RCM, effective as of December 15, 2023 (the "Services Agreement"). Our termination of the Services Agreement was in connection with R1RCM’s performance, specifically R1RCM's failure to meet certain service levels set forth in the Services Agreement. R1RCM was the primary provider of our enterprise revenue cycle management services. During 2024, we transitioned to a hybrid revenue cycle management function that utilizes both our corporate personnel and a new third party RCM provider. See Item 1A. Risk Factors ─ “During 2024, we undertook a transformation of our revenue cycle management function from an outsourced provider to a hybrid function that utilizes both our corporate personnel as well as third-party service providers. Our failure to execute a hybrid revenue cycle management function efficiently and effectively may have a material impact on our business, financial condition, results of operations, cash flows and the trading price of our securities.”

2024 Acquisition Activity

During 2024, we acquired one maternal-fetal medicine practice. Based on our experience, we expect that we can improve the results of acquired physician practices in various ways, including improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.

Goodwill Impairment

Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, we performed our annual impairment analysis in the third quarter, specifically as of July 31, 2024. At that date, we elected to perform a quantitative assessment and determined no impairment existed.

During the second quarter of 2024, we experienced a triggering event, due to a sustained decline in our stock price and a market capitalization below our book equity value. This assessment resulted in a non-cash impairment charge of $126.4 million for the year ended December 31, 2024. Recognition of this non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $24.2 million that increased our book value. An incremental non-cash charge was required to reduce our book value to its previously determined fair value. Accordingly, we recorded the incremental non-cash charge of $24.2 million for a total non-cash charge of $150.6 million.

Transformation and Restructuring Related Initiatives

From time to time we develop strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. During 2024, our transformation and restructuring related expenses relate specifically to our practice portfolio management activities, revenue cycle management transition activities and position eliminations across various shared services and operations departments.

Geographic Coverage

During 2024 and 2023, approximately 67% of our net revenue from continuing operations was generated by operations in our five largest states. During 2024 and 2023, our five largest states consisted of Texas, Florida, Georgia, California, and Washington. During both 2024 and 2023, our operations in Texas accounted for approximately 32% of our net revenue.

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

Our payor mix is composed of contracted managed care, government, principally Medicaid, other third-parties and private-pay patients. We benefit from the fact that most of the medical services provided in the NICU are classified as emergency services, a category typically classified as a covered service by managed care payors.

The following is a summary of our payor mix, expressed as a percentage of net revenue from continuing operations, exclusive of administrative fees and miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2024	2023
Contracted managed care	70%	67%
Government	24%	26%
Other third-parties	4%	5%
Private-pay patients	2%	2%
	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2024 and 2023 represented approximately 53% and 55%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2024.

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

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2024, 2023, or 2022.

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

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2024, our DSO was 47.6 days. We had approximately $1.34 billion in gross accounts receivable for continuing operations outstanding at December 31, 2024, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $6.4 million to $19.1 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 19 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2024, based on our historical experience for continuing operations, a reasonably likely change of 4.0% to 10.0% in our estimates would result in an increase or decrease to net income of $3.5 million to $8.7 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

Goodwill

We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. When testing goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment and perform the quantitative goodwill impairment test. We may use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on various significant assumptions, including the weighted average cost of capital discount factor, revenue growth rates and market multiples for revenue and earnings before interest, taxes and depreciation and amortization (“EBITDA”). We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments and other publicly available information.

Non-GAAP Measures

In our analysis of our results of operations, we use various GAAP and certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, we report adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”) from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the years ended December 31, 2024, 2023 and 2022, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude loss on disposal of businesses, impairment losses and the impacts from loss on the early extinguishment of debt, as relevant. We have included Adjusted EBITDA and Adjusted EPS in this Form 10-K because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the years ended December 31, 2024, 2023 and 2022, refer to the tables below (in thousands, except per share data).

	Years Ended December 31,
	2024	2023	2022
(Loss) income from continuing operations attributable to Pediatrix Medical Group, Inc.	$(99,069)	$(60,408)	$62,568
Interest expense	40,743	42,075	39,695
Income tax (benefit) provision	(2,272)	12,049	18,806
Depreciation and amortization expense	32,226	36,171	35,636
Transformational and restructuring related expenses	64,260	2,219	27,312
Impairment losses	178,435	168,312	—
Loss on disposal of businesses	9,699	—	—
Loss on early extinguishment of debt	—	—	57,016
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$224,022	$200,418	$241,033

	Years Ended December 31,
	2024		2023		2022
Weighted average diluted shares outstanding	83,330		82,201		84,121
(Loss) income from continuing operations and diluted (loss) income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$(99,069)	$(1.19)	$(60,408)	$(0.73)	$62,568	$0.74
Adjustments (1):
Amortization (net of tax of $2,373, $2,010 and $2,242)	7,120	0.09	6,032	0.07	6,727	0.08
Stock-based compensation (net of tax of $2,473, $3,081 and $3,596)	7,420	0.09	9,242	0.11	10,788	0.13
Transformational and restructuring related expenses (net of tax of $16,065, $555 and $6,828)	48,195	0.58	1,664	0.02	20,484	0.24
Impairment losses (net of tax of $31,633 and $42,078)	146,802	1.76	126,234	1.54	—	—
Loss on disposal of businesses (net of tax of $2,425)	7,274	0.09	—	—	—	—
Loss on early extinguishment of debt (net of tax of $14,254 )	—	—	—	—	42,762	0.51
Net impact from discrete tax events	7,912	0.09	20,825	0.25	(3,370)	(0.04)
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$125,654	$1.51	$103,589	$1.26	$139,959	$1.66

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the years ended December 31, 2024, 2023 and 2022, respectively, other than for impairment losses for the year ended December 31, 2024, due to a portion of the expenses being non-deductible.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our continuing operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2024	2023
Net revenue	100.0%	100.0%
Operating expenses:
Practice salaries and benefits	71.6	72.6
Practice supplies and other operating expenses	5.9	6.3
General and administrative expenses	11.8	11.4
Depreciation and amortization	1.6	1.8
Transformational and restructuring related expenses	3.2	0.1
Goodwill impairment	7.4	7.4
Long-lived asset impairments	1.4	—
Loss on disposal of businesses	0.5	—
Total operating expenses	103.4	99.6
(Loss) income from operations	(3.4)	0.4
Non-operating expense, net	(1.6)	(2.8)
Loss from continuing operations before income taxes	(5.0)	(2.4)
Income tax benefit (provision)	0.1	(0.6)
Loss from continuing operations	(4.9)%	(3.0)%

Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023

Our net revenue was $2.01 billion for the year ended December 31, 2024, as compared to $1.99 billion for 2023. The increase in revenue of $18.3 million, or 0.9%, was primarily attributable to an increase in same-unit revenue, partially offset by a decrease in revenue from non-same unit activity, primarily resulting from practice dispositions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $81.4 million, or 4.8%. The increase in same-unit net revenue was comprised of an increase of $47.8 million, or 2.8%, from net reimbursement-related factors, and $33.6 million, or 2.0%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from a favorable shift in payor mix and an increase in administrative fees from our hospital partners. The increase in revenue from patient service volumes was related to increases across all of our service lines.

Practice salaries and benefits decreased by $7.4 million, or 0.5%, to $1.44 billion for the year ended December 31, 2024, as compared to $1.45 billion for 2023. The $7.4 million decrease was primarily related to non-same unit activity, primarily resulting from practice dispositions, partially offset by an increase in clinical compensation expense, including incentive compensation based on practice results and benefits, all at our existing units. The net increase in benefits primarily reflects increases in payroll taxes and group insurance costs.

Practice supplies and other operating expenses decreased by $7.1 million, or 5.7%, to $117.7 million for the year ended December 31, 2024, as compared to $124.8 million for 2023. The decrease was primarily attributable to non-same unit activity, primarily resulting from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses increased by $10.9 million, or 4.8%, to $238.4 million for the year ended December 31, 2024, as compared to $227.5 million for 2023. The net increase of $10.9 million is primarily related to increases in incentive compensation based on financial results and salaries expense for enhancement of revenue cycle management staffing, partially offset by lower expenses from net staffing reductions, travel, information technology and insurance expenses. General and administrative expenses as a percentage of net revenue was 11.8% for the year ended December 31, 2024, as compared to 11.4% for the same period in 2023.

Depreciation and amortization expense was $32.2 million for the year ended December 31, 2024, as compared to $36.2 million for 2023. The decrease was primarily related to lower depreciation resulting from fixed asset impairments recognized during 2024.

Transformational and restructuring related expenses were $64.3 million for the year ended December 31, 2024, as compared to $2.2 million for 2023. The expenses during 2024 reflect lease impairment and severance expenses resulting from our practice portfolio management activities, revenue cycle management transition activities, and position eliminations across various shared services and operations departments. The expenses during 2023 are directly related to the termination of our prior contract for revenue cycle management services.

Goodwill impairment was $150.6 million and $148.3 million for the years ended December 31, 2024 and 2023, respectively.

Long-lived asset impairments were $27.8 million for the year ended December 31, 2024, resulting from practice portfolio management activities.

Loss on disposal of businesses was $9.7 million for the year ended December 31, 2024, primarily resulting from the disposals of the primary and urgent care practices.

Loss from operations was $68.7 million for the year ended December 31, 2024, as compared to income from operations of $7.3 million for 2023. Our operating margin was (3.4)% for the year ended December 31, 2024, as compared to 0.4% for the same period in 2023. The decrease in our operating margin was primarily due to impairment activity, transformational and restructuring expenses and loss on disposal of businesses, partially offset by net favorable impacts from same-unit results due to higher revenue. Excluding the impairment activity, transformational and restructuring related expenses and loss on disposal of businesses, our income from operations was $183.7 million and $157.9 million, and our operating margin was 9.1% and 7.9% for the years ended December 31, 2024 and 2023, respectively. We believe excluding the impacts from the impairment activity, transformational and restructuring related activity and loss on disposal of businesses provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $32.6 million for the year ended December 31, 2024, as compared to $55.7 million for 2023. The net decrease in non-operating expenses was primarily related to an impairment loss of $20.0 million in the prior year related to a cost-method investment, an increase in investment income on higher cash balances and lower interest expense due to lower debt balances.

Our effective income tax rate (“tax rate”) was 2.2% for the year ended December 31, 2024, compared to (24.9)% for the year ended December 31, 2023. The tax rates for the years ended December 31, 2024 and 2023 are not meaningful as calculated due to the pre-tax loss and related tax effects of the non-cash goodwill impairment charges in each period. Excluding the effect of these items, our effective tax rate was 45.5% and 35.8% for the years ended December 31, 2024 and 2023, respectively. The tax rate for the year ended December 31, 2024 reflects net discrete tax expense of $7.9 million, primarily related to a reduction in the carrying value of deferred tax assets due to practice management portfolio activities as well as stock-based compensation shortfalls. The tax rate for the year ended December 31, 2023 includes net discrete tax expense of $7.9 million, primarily related to the tax charge associated with the impairment of a cost-method investment as well as stock-based compensation shortfalls. After excluding discrete tax impacts and goodwill impairment-related effects for the years ended December 31, 2024 and 2023, our tax rates were 29.4% and 27.9%, respectively. We believe excluding discrete tax impacts and goodwill impairment-related impacts on our tax rate provides a more comparable view of our effective income tax rate.

Loss from continuing operations was $99.1 million for the year ended December 31, 2024, as compared to $60.4 million for 2023. Adjusted EBITDA from continuing operations was $224.0 million for the year ended December 31, 2024, as compared to $200.4 million for 2023. The increase in our Adjusted EBITDA was primarily due to net favorable impacts in our same-unit results, primarily from higher revenue.

Diluted net loss per common and common equivalent share was $1.19 on weighted average shares outstanding of 83.3 million for the year ended December 31, 2024, as compared to $0.73 on weighted average shares outstanding of 82.2 million for 2023. Adjusted EPS was $1.51 for the year ended December 31, 2024, as compared to $1.26 for 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had $229.9 million of cash and cash equivalents attributable to continuing operations as compared to $73.3 million at December 31, 2023. Additionally, we had working capital attributable to continuing operations of $205.5 million at December 31, 2024, an increase of $111.0 million from our working capital from continuing operations of $94.5 million at December 31, 2023. The increase in working capital is primarily due to net favorable impacts in our same-unit results, primarily from an increase in revenue.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating activities	$217,250	$146,081
Investing activities	(35,406)	(48,176)
Financing activities	(14,485)	(25,715)

Operating Activities

We generated cash flow from operating activities for continuing operations of $217.3 million and $146.1 million for the years ended December 31, 2024 and 2023, respectively. The net increase in cash flow of $71.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to increases in cash flow from accounts payable and accrued expenses, other long-term assets, income taxes and long-term professional liabilities.

During the year ended December 31, 2024, cash flow from accounts receivable for continuing operations was $10.3 million, as compared to $26.3 million for the same period in 2023.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 47.6 days at December 31, 2024 as compared to 50.5 days at December 31, 2023. The 2.9 days decrease in DSO was primarily due to improved cash collections at existing units.

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

Investing Activities

During the year ended December 31, 2024, our net cash used in investing activities of $35.4 million consisted primarily of capital expenditures of $22.0 million, net purchases from maturities or sale of investments of $12.1 million and acquisition payments of $8.2 million. During the year ended December 31, 2023, our net cash used in investing activities for continuing operations of $48.2 million consisted primarily of capital expenditures of $33.3 million, net purchases from maturities or sale of investments of $9.0 million and acquisition payments of $6.7 million.

Financing Activities

During the year ended December 31, 2024, our net cash used in financing activities of $14.5 million primarily consisted of payments of $12.5 million on our Term A Loan (as defined below). During the year ended December 31, 2023, our net cash used in financing activities for continuing operations of $25.7 million primarily consisted of payments of $12.5 million on our Term A Loan, other activity of $8.8 million and net payments on our Credit Agreement of $4.0 million.

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

Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Amended Credit Agreement (as defined below). The indenture under which the 2030 Notes are issued, among other things, limits our ability to (1) incur liens, (2) enter into sale and lease-back transactions, and (3) merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, we may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

Also in connection with the Redemption, we amended and restated the Credit Agreement (the “Credit Agreement”, and such amendment and restatement, the “Credit Agreement Amendment”), concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450.0 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250.0 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

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

At December 31, 2024, we had no outstanding indebtedness under the Revolving Credit Line, which had an available borrowing capacity of $450.0 million. For additional information on our total indebtedness, see Note 13 to our Consolidated Financial Statements in this Form 10-K. At December 31, 2024, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes.

The purchase of common stock by participants in our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), generated cash proceeds of $3.6 million, $4.9 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Because purchases under the ESPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2024 was $287.9 million, of which $30.4 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $28.5 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

At December 31, 2024, the Company had long term capital requirements comprised primarily of $400.0 million in senior notes, $49.9 million of operating lease liabilities and $5.7 million of finance lease liabilities. At December 31, 2024, our total liability for uncertain tax positions was $2.9 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or Term SOFR rate depending on certain financial ratios. At December 31, 2024, we had an outstanding principal balance of $215.6 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of $2.2 million per year.

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

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pediatrix Medical Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Patient Services Accounts Receivable - Allowance for Contractual Adjustments and Uncollectibles

As described in Notes 2 and 5 to the consolidated financial statements, patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Payments for services rendered are generally less than billed charges. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by third-party payors for such services. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates the allowance for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Patient services accounts receivable makes up a significant portion of the Company’s consolidated net accounts receivable balance of $260.0 million as of December 31, 2024.

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

February 20, 2025

We have served as the Company’s auditor since 1999.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$229,940	$73,258
Short-term investments	118,566	104,485
Accounts receivable, net	259,990	272,313
Prepaid expenses	13,410	13,525
Income taxes receivable	12,614	7,565
Other current assets	5,087	12,308
Total current assets	639,607	483,454
Property and equipment, net	39,172	75,639
Goodwill	1,242,606	1,384,166
Intangible assets, net	11,595	21,240
Operating and finance lease right-of-use assets	39,267	70,294
Deferred income tax assets	103,855	102,852
Other assets	76,598	82,165
Total assets	$2,152,700	$2,219,810
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$398,690	$350,798
Current portion of debt and finance lease liabilities, net	20,545	14,913
Current portion of operating lease liabilities	12,704	21,076
Income taxes payable	2,171	2,159
Total current liabilities	434,110	388,946
Long-term debt and finance lease liabilities, net	597,119	618,421
Long-term operating lease liabilities	31,945	47,238
Long-term professional liabilities	257,455	251,284
Deferred income tax liabilities	34,246	34,308
Other liabilities	32,887	30,552
Total liabilities	1,387,762	1,370,749
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 85,866,000 and 84,018,023 shares issued and outstanding, respectively	859	840
Additional paid-in capital	1,013,690	999,906
Accumulated other comprehensive loss	(1,071)	(2,214)
Retained deficit	(248,540)	(149,471)
Total shareholders’ equity	764,938	849,061
Total liabilities and shareholders' equity	$2,152,700	$2,219,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except for per share data)

	Years Ended December 31,
	2024	2023	2022
Net revenue	$2,012,919	$1,994,640	$1,972,021
Operating expenses:
Practice salaries and benefits	1,440,827	1,448,275	1,383,319
Practice supplies and other operating expenses	117,748	124,800	121,669
General and administrative expenses	238,437	227,542	231,397
Depreciation and amortization	32,226	36,171	35,636
Transformational and restructuring related expenses	64,260	2,219	27,312
Goodwill impairment	150,644	148,312	—
Long-lived asset impairments	27,791	—	—
Loss on disposal of businesses	9,699	—	—
Total operating expenses	2,081,632	1,987,319	1,799,333
(Loss) income from operations	(68,713)	7,321	172,688
Investment and other income	5,771	4,338	3,671
Interest expense	(40,743)	(42,075)	(39,695)
Impairment of strategic investment	—	(20,000)	—
Loss on early extinguishment of debt	—	—	(57,016)
Equity in earnings of unconsolidated affiliates	2,344	2,057	1,722
Total non-operating expenses	(32,628)	(55,680)	(91,318)
(Loss) income from continuing operations before income taxes	(101,341)	(48,359)	81,370
Income tax benefit (provision)	2,272	(12,049)	(18,806)
(Loss) income from continuing operations	(99,069)	(60,408)	62,564
Income from discontinued operations, net of tax	—	—	3,767
Net (loss) income	(99,069)	(60,408)	66,331
Net loss attributable to noncontrolling interest	—	—	4
Net (loss) income attributable to Pediatrix Medical Group, Inc.	$(99,069)	$(60,408)	$66,335
Other comprehensive income (loss), net of tax
Unrealized holding gain (loss) on investments, net of tax of $374, $527 and $1,694	1,143	1,521	(5,051)
Total comprehensive (loss) income attributable to Pediatrix Medical Group, Inc.	$(97,926)	$(58,887)	$61,284
Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(1.19)	$(0.73)	$0.75
Diluted	$(1.19)	$(0.73)	$0.74
Income from discontinued operations:
Basic	$—	$—	$0.04
Diluted	$—	$—	$0.05
Net (loss) income attributable to Pediatrix Medical Group, Inc.:
Basic	$(1.19)	$(0.73)	$0.79
Diluted	$(1.19)	$(0.73)	$0.79
Weighted average common shares:
Basic	83,330	82,201	83,467
Diluted	83,330	82,201	84,121

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Equity
Balance at December 31, 2021	86,423	$864	$1,049,696	$(153,868)	$896,692
Net income	—	—	—	66,335	66,335
Dissolution of and net loss attributable to noncontrolling interests(1)	—	—	8	(214)	(206)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(5,051)	(5,051)
Common stock issued under employee stock purchase plan	287	3	5,393	—	5,396
Issuance of restricted stock	841	8	(8)	—	—
Stock-based compensation expense	—	—	16,977	—	16,977
Forfeitures of restricted stock	(60)	(1)	1	—	—
Repurchased common stock	(4,544)	(45)	(88,466)	—	(88,511)
Balance at December 31, 2022	82,947	$829	$983,601	$(92,798)	$891,632
Net loss	—	—	—	(60,408)	(60,408)
Unrealized holding gain on investments, net of tax (1)	—	—	—	1,521	1,521
Common stock issued under employee stock purchase plan	407	4	4,908	—	4,912
Issuance of restricted stock	964	10	(10)	—	—
Stock-based compensation expense	—	—	12,323	—	12,323
Forfeitures of restricted stock	(239)	(2)	2	—	—
Repurchased common stock	(61)	(1)	(918)	—	(919)
Balance at December 31, 2023	84,018	$840	$999,906	$(151,685)	$849,061
Net loss	—	—	—	(99,069)	(99,069)
Unrealized holding gain on investments, net of tax (1)	—	—	—	1,143	1,143
Common stock issued under employee stock purchase plan	467	5	3,633		3,638
Issuance of restricted stock	1,649	17	(17)	—	—
Stock-based compensation expense	—	—	11,868	—	11,868
Forfeitures of restricted stock	(90)	(1)	1	—	—
Repurchased common stock	(178)	(2)	(1,701)	—	(1,703)
Balance at December 31, 2024	85,866	$859	$1,013,690	$(249,611)	$764,938

(1)
Presented within retained deficit as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(99,069)	$(60,408)	$66,335
Income from discontinued operations	—	—	(3,767)
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	32,226	36,171	35,636
Amortization of premiums, discounts and issuance costs	954	1,239	1,765
Impairment losses	178,435	168,312	—
Loss on disposal of business	9,699	—	—
Loss on early extinguishment of debt	—	—	57,016
Stock-based compensation expense	11,868	12,323	16,127
Deferred income taxes	(2,130)	3,239	(22,771)
Other	(2,972)	(3,167)	144
Changes in assets and liabilities:
Accounts receivable	10,292	26,276	(5,543)
Prepaid expenses and other current assets	3,497	514	15,928
Other long-term assets	33,728	22,851	17,196
Accounts payable and accrued expenses	51,140	(11,921)	420
Income taxes (payable) receivable	(5,037)	(21,677)	18,225
Long-term professional liabilities	17,303	837	5,600
Other liabilities	(22,684)	(28,508)	(19,999)
Net cash provided by operating activities – continuing operations	217,250	146,081	182,312
Net used in operating activities – discontinued operations	(10,677)	(8,756)	(15,371)
Net cash provided by operating activities	206,573	137,325	166,941
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(8,167)	(6,667)	(28,167)
Purchases of investments	(64,546)	(31,893)	(17,346)
Proceeds from maturities or sales of investments	52,494	22,905	16,889
Purchases of property and equipment	(22,022)	(33,328)	(29,708)
Other	6,835	807	1,378
Net cash used in investing activities	(35,406)	(48,176)	(56,954)
Cash flows from financing activities:
Borrowings on credit agreement	235,500	470,000	830,000
Payments on credit agreement	(235,500)	(474,000)	(826,000)
Redemption of senior notes, including call premium	—	—	(1,046,880)
Proceeds from issuance of senior notes and term loan	—	—	650,000
Payments on term loan	(12,500)	(12,500)	(9,375)
Payments for credit facility amendment and financing costs	—	—	(8,621)
Payments of contingent consideration liabilities	(1,167)	(1,817)	—
Payments on finance lease obligations	(2,888)	(2,618)	(2,916)
Proceeds from issuance of common stock	3,638	4,912	5,396
Repurchases of common stock	(1,703)	(919)	(88,511)
Other	135	(8,773)	9,353
Net cash used in financing activities	(14,485)	(25,715)	(487,554)
Net increase (decrease) in cash and cash equivalents	156,682	63,434	(377,567)
Cash and cash equivalents at beginning of year	73,258	9,824	387,391
Cash and cash equivalents at end of year	$229,940	$73,258	$9,824
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$40,003	$42,278	$116,235
Income taxes	$4,673	$30,835	$26,908
Non-cash investing and financing activities:
Equipment financed through finance leases	$—	$132	$282
Property and equipment included in accounts payable	$1,400	$2,874	$2,589

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

1. General:

The principal business activity of Pediatrix Medical Group, Inc. (“Pediatrix” or the “Company”) and its subsidiaries is to provide neonatal, maternal-fetal and other pediatric subspecialty physician services. During 2024, the Company exited almost all of its affiliated office-based practices, other than maternal-fetal medicine. Additionally, the Company exited its primary and urgent care service line during 2024 based on a review of the cost and time that would be required to build the platform to scale.

The Company has contracts with affiliated business corporations or professional associations, limited liability companies and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states. The Company and its affiliated professional contractors also have contracts with hospitals and other healthcare facilities to provide physician services, which include (i) fee-for-service contracts, whereby hospitals and other customers agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

Segment Reporting

The Company has one reportable segment, which is also its single reporting unit, for purposes of presenting financial information in accordance with the accounting guidance for segment reporting. The reportable segment provides physician services including newborn, maternal-fetal, and other pediatric subspecialty care. Financial results for all practices are managed on a consolidated basis. The chief operating decision maker ("CODM") assesses performance and decides how to allocate resources based on net income and total assets as reported in our Consolidated Financial Statements. The CODM considers variances in our consolidated net income compared to budget and forecast when making decisions about reinvesting profits into the segment or for other purposes, including acquisitions. The Company's CODM is the Chief Executive Officer.

The following table summarizes the Company’s net patient service revenue from continuing operations by service line (in percentages):

	Years Ended December 31,
	2024	2023	2022
Neonatology and other pediatric subspecialties	83%	84%	84%
Maternal-fetal medicine	17%	16%	16%
	100%	100%	100%

The CODM reviews consolidated expense information as part of the evaluation of segment performance. Significant segment expenses are practice salaries and benefits and general and administrative expenses as reported on our Consolidated Statements of Income and Comprehensive Income. See the Consolidated Financial Statements for the Company's segment revenue, significant segment expenses, other segment expenses and net income.

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from GHC Programs made up approximately 19% and 20% of net accounts receivable related to continuing operations at December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents typically consist of demand deposits, amounts on deposit in money market accounts and funds invested in overnight repurchase agreements. Cash equivalent balances may, at certain times, exceed federally insured limits. Certain cash equivalents carried by the Company are subject to the fair value provisions of the accounting guidance for fair value measurements. See “Fair Value Measurements” below.

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

In connection with certain acquisitions, the Company enters into agreements to pay additional amounts in cash or common stock based on the achievement of certain performance measures, generally for up to three years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability or equity on the Company’s Consolidated Balance Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within income from operations in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.

The Company completed annual impairment tests for its continuing operations in the third quarter of each of 2024, 2023 and 2022 and determined that goodwill was not impaired. For 2024, the Company performed a quantitative assessment. As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares of common stock outstanding by its stock price and applying an additional premium to give effect to the Company’s best estimate of a control premium. With respect to the estimated control premium used in its analysis, the Company believes that it is reasonable to expect that a market participant would pay a premium to obtain a controlling interest in the Company. The Company considers information from the public markets for premiums on acquisitions in its industry and also considered other factors, such as the value that may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.

For 2023 and 2022, the Company elected to perform a qualitative assessment, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it was more likely than not that the fair value of its single reporting unit exceeded its carrying value, including goodwill. The Company considered the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

The Company experienced triggering events during the second quarter of 2024 and during the fourth quarter of 2023 resulting in non-cash goodwill impairment charges of $150.6 million and $148.3 million, respectively. See Note 8 – Goodwill and Intangible Assets for more information.

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

As part of the Company's decision to exit almost all of its affiliated office-based practices, other than maternal-fetal medicine, a recoverability assessment for long-lived assets for each individual physician practice was performed and the estimated future cash flows related to the physician practices did not support the carrying value of the specifically identified individual long-lived assets. As a result, during the year ended December 31, 2024, the Company recorded fixed asset impairments of $20.1 million, operating lease right-of-use asset impairments of $12.5 million and intangible asset impairments of $7.7 million. The operating lease right-of-use impairments are recorded within the transformational and restructuring related expenses line item in the Company's Consolidated Statements of Income and Comprehensive Income. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2024.

Common Stock Repurchases

The Company repurchases shares of its common stock as authorized from time to time by its Board of Directors. The Company treats repurchased shares of its common stock as retired, as any repurchased shares become authorized but unissued shares. The reacquisition cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

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

Income Taxes

The Company records deferred income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations.

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

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock, deferred stock and stock options, as applicable, and is calculated using the treasury stock method.

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at December 31, 2024 and 2023 (in thousands):

		Fair Value
	Fair Value Category	December 31, 2024	December 31, 2023
Assets:
Money market funds	Level 1	$9,295	$2,814
Short-term investments	Level 2	118,566	104,485
Mutual funds	Level 1	18,581	17,687

The following table presents information about the Company’s financial instruments that are not carried at fair value at December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	400,000	382,000	400,000	357,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments.

3. CARES Act:

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) administered this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $13.3 million during the year ended December 31, 2022.

In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and while the Company utilized this deferral option throughout 2020, it repaid all of the deferred amounts as of December 31, 2022.

4. Investments:

Investments held are summarized as follows (in thousands):

	December 31,
	2024	2023
Corporate securities	$46,411	$57,878
U.S. Treasury securities	40,590	22,674
Municipal debt securities	22,294	14,649
Federal home loan securities	6,640	5,670
Certificates of deposit	2,631	3,614
	$118,566	$104,485

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2024	2023
Gross accounts receivable	$1,335,135	$1,379,213
Allowance for contractual adjustments and uncollectibles	(1,075,145)	(1,106,900)
	$259,990	$272,313

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net patient service revenue	$1,723,604	$1,716,368	$1,688,818
Hospital contract administrative fees	286,684	275,677	262,931
Other revenue	2,631	2,595	20,272
	$2,012,919	$1,994,640	$1,972,021

The following is a summary of the Company’s payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and other miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Contracted managed care	70%	67%	66%
Government	24%	26%	26%
Other third-parties	4%	5%	6%
Private-pay patients	2%	2%	2%
	100%	100%	100%

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

The Company’s annual price increases typically increase contractual adjustments as a percentage of gross patient service revenue. This increase is primarily due to Medicaid and other GHC Programs that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills these programs, like other payors, on a gross-charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

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

6. Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Building	$8,286	$8,286
Land	2,032	2,032
Equipment and other	155,361	208,036
	165,679	218,354
Accumulated depreciation	(126,507)	(142,715)
	$39,172	$75,639

The Company recorded depreciation expense of $22.7 million, $28.1 million and $26.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Business Combinations:

During the year ended December 31, 2024, the Company completed the acquisition of one maternal-fetal medicine practice for total consideration of $9.7 million, of which $6.5 million was paid in cash at closing and $3.2 million was recorded as a contingent consideration liability. The acquisition expanded the Company’s national network of physician practices across women’s and children’s services. In connection with this acquisition, the Company recorded tax deductible goodwill of $9.1 million, fixed assets of $0.4 million and other intangible assets consisting primarily of physician and hospital agreements of $0.2 million.

During the year ended December 31, 2023, the Company completed the acquisition of one pediatric urology practice for total cash consideration of $5.0 million and recorded tax deductible goodwill of $0.4 million, other intangible assets consisting primarily of physician and hospital agreements of $4.5 million and fixed assets of $0.1 million.

8. Goodwill and Intangible Assets:

Goodwill was $1.24 billion and $1.38 billion at December 31, 2024 and 2023, respectively. Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter of 2024 and determined that goodwill was not impaired.

During the second quarter of 2024, the Company experienced a triggering event, due to a sustained decline in its stock price and a market capitalization below the Company's book equity value. As a result, the Company performed an interim goodwill impairment assessment. This assessment resulted in a non-cash impairment charge of $126.4 million, representing the amount by which the Company's book value exceeded its implied fair value, based on its market capitalization plus an estimated control premium.

Recognition of this non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $24.2 million that increased the Company's book value. An incremental non-cash charge was required to reduce the Company's book value to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash charge of $24.2 million for a total non-cash charge of $150.6 million. A 1% change in the control premium used would have impacted the non-cash impairment charge by approximately $7.7 million.

During the fourth quarter of 2023, the Company experienced a triggering event, due to a sustained decline in its stock price and a market capitalization below the Company's book equity value. As a result, the Company performed an interim goodwill impairment assessment. This assessment resulted in a non-cash impairment charge of $125.0 million, representing the amount by which the Company's book value exceeded its implied fair value, based on its market capitalization plus an estimated control premium. Consideration was first given to other individual and group long-lived assets, and no impairment was considered necessary on such assets.

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

Intangible assets, net, consist of the following (in thousands):

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$66,190	$(61,606)	$4,584
Other technology	9,603	(2,592)	7,011
	$75,793	$(64,198)	$11,595

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$105,577	$(88,775)	$16,802
Other technology	8,591	(4,153)	4,438
	$114,168	$(92,928)	$21,240

During the year ended December 31, 2024, the Company recorded intangible assets related to acquisitions totaling $0.2 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately 20 years.

Amortization expense for intangible assets was $7.1 million, $5.6 million and $6.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2025	$4,858
2026	3,026
2027	1,301
2028	491
2029	366

9. Discontinued Operations and Loss on Disposal of Businesses:

During 2024, the Company made the decision to exit its primary and urgent care service line based on a review of the cost and time that would be required to build the platform to scale. The total loss on disposal of these two businesses was $11.0 million and is reflected as a component of loss on disposal of businesses in the Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2024.

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

10. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023

Accounts payable	$46,431	$34,588
Accrued salaries and incentive compensation	215,357	193,112
Accrued payroll taxes and benefits	35,450	36,545
Accrued professional liabilities	30,430	32,039
Accrued interest	8,159	8,262
Other accrued expenses	62,863	46,252
	$398,690	$350,798

11. Operating Leases:

The Company primarily leases property under operating leases for its medical and business offices, storage space and temporary housing for medical staff. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payment using a discount rate that reflects the Company’s estimated incremental borrowing rate. Certain of the Company’s leases include rental escalation clauses and renewal options that are factored into the determination of lease payments when appropriate. Operating leases for office equipment are not material, and therefore are excluded from the Company’s Consolidated Balance Sheet.

The table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$34,089	$61,693
Liabilities:
Current portion of operating lease liabilities	12,704	21,076
Long-term portion of operating lease liabilities	31,945	47,238
Other Information:
Weighted-average remaining lease term	4.2 years	4.6 years
Weighted average discount rate	5.9%	5.5%

The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Operating lease costs	$20,194	$23,200
Variable lease costs	6,999	5,854
Other operating lease costs	3,329	3,613
Total operating lease costs	$30,522	$32,667

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Operating cash flows for operating leases	$34,532	$35,747

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2024 (in thousands):

December 31, 2024
2025	$13,691
2026	12,230
2027	9,688
2028	6,363
2029	3,271
Thereafter	4,644
Total minimum lease payments	49,887
Less: Amount of payments representing interest	(5,238)
Present value of future minimum lease payments	44,649
Less: Current obligations	(12,704)
Long-term portion of operating leases	$31,945

12. Accrued Professional Liabilities:

At December 31, 2024 and 2023, the Company’s total accrued professional liabilities of $287.9 million and $283.3 million, respectively, included incurred but not reported loss reserves of $179.4 million and $178.1 million, respectively, and loss reserves for reported claims of $108.5 million and $105.2 million, respectively. Of the total liability at December 31, 2024, $30.4 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $28.5 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies. These reserves include the accrued professional liabilities for the Company’s continuing operations as reflected in the table below as well as certain retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups that were divested in 2020.

The activity related to the Company’s accrued professional liability for continuing operations, excluding the retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups, for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$202,596	$199,561	$190,127
Liabilities recognized, offset by insurance receivable	1,230	(5,510)	(2,692)
Provision (adjustment) for losses related to:
Current year	52,273	55,144	53,180
Prior years	(8,316)	(7,551)	(4,056)
Total provision for losses	43,957	47,593	49,124
Claim payments related to:
Current year	(891)	(97)	(73)
Prior years	(24,946)	(38,951)	(36,925)
Total payments	(25,837)	(39,048)	(36,998)
Balance at end of year	$221,946	$202,596	$199,561

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2024 and 2023 were primarily related to certain changes in the Company’s claims experience that impacted its provision for losses.

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

The carrying value of the Company’s long-term debt was $611.2 million and $622.2 million at December 31, 2024 and 2023, respectively, and consisted of the following (in thousands):

	December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$400,000	$(3,638)	$396,362
Revolving credit line	—	(523)	(523)
Term A loan	215,625	(291)	215,334
Total	$615,625	$(4,452)	$611,173

	December 31, 2023
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$400,000	$(4,354)	$395,646
Revolving credit line	—	(1,006)	(1,006)
Term A loan	228,125	(559)	227,566
Total	$628,125	$(5,919)	$622,206

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit and term loan arrangements, as a direct deduction from the carrying value of that long-term debt. The Company had no outstanding letters of credit at December 31, 2024. At December 31, 2024, the Company had an available balance on its Amended Credit Agreement of $450.0 million.

The carrying values of the Company’s variable rate Revolving Credit Line and Term A Loan approximate fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2030 Notes was estimated using trading prices as of December 31, 2024 and 2023, respectively, as Level 2 inputs to estimate fair value for relevant periods and are summarized as follows (in thousands):

	December 31,
	2024	2023
2030 Notes	382,000	357,000

The Company’s finance lease obligations, primarily related to equipment used in its newborn hearing screen program, consist of the following (in thousands):

	December 31,
	2024	2023
Finance lease obligations	$5,341	$9,241
Less: Current portion	(1,795)	(2,413)
Long-term portion	$3,546	$6,828

14. Income Taxes:

The components of the income tax (benefit) provision are as follows (in thousands):

	December 31,
	2024	2023	2022
Federal:
Current	$(1,286)	$8,040	$38,877
Deferred	(880)	1,467	(19,679)
	(2,166)	9,507	19,198
State:
Current	1,144	770	2,700
Deferred	(1,250)	1,772	(3,092)
	(106)	2,542	(392)
Total	$(2,272)	$12,049	$18,806

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.

The effective tax rate for continuing operations was 2.2%, (24.9)% and 23.1% for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rate for the year ended December 31, 2024 includes $12.5 million of expense related to non-cash impairment charges related to goodwill. The effective tax rate for the year ended December 31, 2023 includes $17.8 million of expense related to non-cash impairment charges related to goodwill and a cost-method investment.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2024	2023	2022
Tax at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	3.26	2.79	1.53
Non-deductible expenses	(1.39)	(4.43)	1.48
Equity compensation adjustments	(1.80)	(3.98)	1.35
Change in accrual estimates relating to uncertain tax positions	(0.22)	0.67	(3.28)
Change in valuation allowance	(6.35)	(13.82)	1.72
Goodwill impairment	(12.38)	(26.67)	─
Other, net	0.12	(0.48)	(0.69)
Effective tax rate	2.24%	(24.92)%	23.11%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Allowance for uncollectible accounts	$122,742	$139,998
Reserves and accruals	68,128	59,218
Stock-based compensation	1,691	3,022
Operating loss and other carryforwards	47,869	34,739
Capital loss carryforwards	412,392	422,809
Operating lease assets	12,332	19,133
Property and equipment	2,734	2,056
Other	914	5,520
Deferred tax assets before valuation allowance	668,802	686,495
Less: Valuation allowance	(425,395)	(435,940)
Deferred tax assets, net of valuation allowance	243,407	250,555
Gross deferred tax liabilities:
Amortization	(161,983)	(162,538)
Operating lease liabilities	(9,687)	(17,342)
Other	(2,128)	(2,131)
Total deferred tax liabilities	(173,798)	(182,011)
Net deferred tax assets	$69,609	$68,544

The Company’s net deferred tax assets were $69.6 million as of December 31, 2024, as compared to $68.5 million at December 31, 2023. The increase in net deferred tax assets of $1.1 million during the year ended December 31, 2024 was primarily related to increases in deferred tax assets for reserves and accruals of $8.9 million, operating loss and other carryforwards of $13.1 million and valuation allowance of $10.5 million, partially offset by decreases for allowance for uncollectible accounts of $17.3 million, capital loss carryforwards of $10.4 million and other of $4.6 million. The decrease in valuation allowance of $10.5 million primarily related to the effect of expiring capital loss carryforwards of $16.9 million, partially offset by a current year increase of $6.4 million.

For the years ended December 31, 2024, 2023 and 2022, income tax expense of $1.8 million, $1.9 million and $1.1 million, respectively, was recognized for excess tax deficiencies associated with stock-based compensation.

The Company has $1.67 billion of capital loss carryforwards as of December 31, 2024 which were generated from the disposal of its former anesthesiology and radiology services medical groups, of which the majority expire in 2025. As of December 31, 2024, management has determined that it is more likely than not that the tax benefits related to these carryforwards will not be realized and has recorded a full valuation allowance against the related deferred tax assets. Additionally, the Company had net operating loss carryforwards for federal and state tax purposes totaling $72.3 million, $56.4 million and $46.7 million at December 31, 2024, 2023 and 2022, respectively. With respect to the December 31, 2024 balance, $13.5 million expires at various times from 2033 through 2042, and $58.8 million does not expire.

As of December 31, 2024, 2023 and 2022, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $2.4 million, $2.4 million and $2.8 million, respectively. As of December 31, 2024, the Company had $2.4 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$2,449	$2,838	$4,928
(Decreases) increases related to prior year tax positions	(47)	70	379
Increases related to current year tax positions	—	200	800
Decreases related to lapse of statutes of limitation	—	(659)	(3,269)
Balance at end of year	$2,402	$2,449	$2,838

During the year ended December 31, 2023, the Company decreased its liability for uncertain tax positions by $0.4 million, primarily related to expiration of statutes of limitation, partially offset by additional taxes on current year positions. In addition, the Company anticipates that its liability for uncertain tax positions will decrease by $0.6 million over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. During the year ended December 31, 2024, 2023 and 2022, the Company included $0.3 million, $0.2 million and $0.3 million, respectively, of interest and penalties in income tax expense. At December 31, 2024 and 2023, the Company's accrued liability for interest and penalties related to income tax liabilities totaled $0.5 million and $0.3 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2021 through 2023.

15. Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Weighted average number of common shares outstanding	83,330	82,201	83,467
Weighted average number of dilutive common share equivalents (a)	—	—	654
Weighted average number of common and common equivalent shares outstanding	83,330	82,201	84,121
Antidilutive securities (restricted stock and stock options, as relevant) not included in the diluted net income per common share calculation	333	1,115	406

(a) Due to a loss for the years ended December 31, 2024 and 2023, 0.6 million and 0.4 million incremental shares, respectively, are not included because the effect would be antidilutive.

16. Stock Incentive Plans and Stock Purchase Plans:

The Company's Amended and Restated 2008 Incentive Compensation Plan (the "2008 Incentive Plan") provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2024, the Company granted 1.4 million shares of restricted stock to its employees and non-employee directors under the 2008 Incentive Plan. At December 31, 2024, the Company had 6.4 million shares available for future grants and awards under the 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2024, approximately 0.5 million shares were issued under the ESPP. At December 31, 2024, the Company had approximately 1.6 million shares reserved for issuance under the ESPP. At December 31, 2024, the Company had approximately 61,000 shares reserved for issuance under the SPP. No shares have been issued under the SPP since October 2020.

The Company recognized $9.9 million, $12.3 million and $14.4 million of stock-based compensation expense related to its stock incentive plans and the ESPP during the years ended December 31, 2024, 2023 and 2022, respectively. This excludes accelerated stock-based compensation expense related to certain position eliminations that is included within transformational and restructuring related expenses.

The activity related to the Company's restricted stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2024 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2024	1,357,089	$18.69
Awarded	1,416,611	$7.57
Forfeited	(89,842)	$12.86
Vested	(987,593)	$17.29
Non-vested shares at December 31, 2024	1,696,265	$10.53

The aggregate fair value of the restricted stock that vested during the years ended December 31, 2024, 2023 and 2022 was $17.1 million, $9.6 million and $19.1 million, respectively.

The weighted average grant-date fair value of restricted stock awards that were granted during the years ended December 31, 2024, 2023 and 2022 was $7.57, $15.25 and $22.64, respectively.

At December 31, 2024, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of 1.5 years was $7.4 million.

17. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the year ended December 31, 2024.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $2.9 million remained available for repurchase as of December 31, 2024. Under this share repurchase program, during the year ended December 31, 2024, the Company purchased 0.2 million shares of its common stock for $1.7 million, representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

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

18. Retirement Plans:

The Company maintained two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”) through December 31, 2022. The Company ceased providing services in Puerto Rico on December 31, 2022, and accordingly, the Puerto Rico 401(k) Plan was no longer maintained beginning on January 1, 2023. The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense for its continuing operations of $23.3 million, $24.1 million and $22.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to the 401(k) Plans.

19. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2024 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company's independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2024 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the sections titled "Directors and Executive Officers" and "Governance and Related Matters" that will be included in our definitive proxy statement for the 2025 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end (the "2025 Proxy Statement"). If applicable, the information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections titled "Directors and Executive Officers", "Executive Compensation: Compensation Discussion and Analysis ("CD&A")" and "Director Compensation" that will be included in the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER Equity Compensation PlanS

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (the “2008 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	8,040,694 (1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	8,040,694

(1)
Under the 2008 Incentive Plan, 6,382,735 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 1,657,959 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the section titled "Share Ownership Information" that will be included in the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections titled "Governance and Related Matters" and "Directors and Executive Officers" that will be included in the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section titled "Independent Auditors" that will be included in the 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2024, 2023 and 2022, is included in this Form 10-K as set forth below (in thousands).

Pediatrix Medical Group, Inc.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2024	2023	2022
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$1,106,900	$1,251,705	$1,091,310
Amount charged against operating revenue	6,183,299	6,069,245	5,921,519
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(6,215,054)	(6,214,050)	(5,761,124)
Balance at end of year	$1,075,145	$1,106,900	$1,251,705

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

10.10

Mednax, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).*

10.11

Mednax, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12

Mednax, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13

Third Amended and Restated Employment Agreement, dated as of September 30, 2024, by and between PMG Services, Inc. and Kasandra Rossi (incorporated by reference to Exhibit 10.1 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2024).*

10.14

Third Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and James D. Swift, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.15

Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.16

Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Curtis B. Pickert, M.D. (incorporated by reference to Exhibit 10.15 to Pediatrix's Annual Report on Form 10-K for the year ended December 30, 2023).*

10.17

Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Mary Ann E. Moore (incorporated by reference to Exhibit 10.3 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.18

Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Lee Wood (incorporated by reference to Exhibit 10.17 to Pediatrix's Annual Report on Form 10-K for the year ended December 30, 2023).*

10.19+	Employment Agreement, dated as of January 12, 2025, by and between PMG Services, Inc., Pediatrix Medical Group, Inc. and Mark Ordan.*
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

10.22

Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.23††

Master Services Agreement, dated as of April 19, 2024, by and between Guidehouse Managed Services LLC and PMG Services, Inc. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2024).

19+	Pediatrix Medical Group, Inc. Policy Statement on Inside Information and Insider Trading For Directors, Management Insiders, Financial Insiders, Systems Insiders and Other Insiders.
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Pediatrix Medical Group, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 2023).
101.1+	Interactive Data File
101.INS+	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

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

Pediatrix Medical Group, Inc.

Date:	February 20, 2025	By:	/s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Ordan	Chief Executive Officer and Director	February 20, 2025
Mark S. Ordan	(Principal Executive Officer)

/s/ Kasandra H. Rossi	Chief Financial Officer	February 20, 2025
Kasandra H. Rossi	(Principal Financial Officer and Principal Accounting Officer)

/s/ Guy P. Sansone	Lead Independent Director	February 20, 2025
Guy P. Sansone

/s/ Laura A. Linynsky	Director	February 20, 2025
Laura A. Linynsky

/s/ Thomas A. McEachin	Director	February 20, 2025
Thomas A. McEachin

/s/ Michael A. Rucker	Director	February 20, 2025
Michael A. Rucker

/s/ John M. Starcher, Jr.	Director	February 20, 2025
John M. Starcher, Jr.

/s/ Shirley A. Weis	Director	February 20, 2025
Shirley A. Weis

/s/ Sylvia J. Young	Director	February 20, 2025
Sylvia J. Young