Form 10-Q
period 2025-03-31
Pediatrix Medical Group, Inc.
filed 2025-05-06
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 2, 2025, the registrant had outstanding 85,905,735 shares of Common Stock, par value $.01 per share.

8

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$98,978	$229,940
Short-term investments	120,198	118,566
Accounts receivable, net	242,529	259,990
Prepaid expenses	12,085	13,410
Income taxes receivable	10,272	12,614
Other current assets	7,608	5,087
Total current assets	491,670	639,607
Property and equipment, net	38,222	39,172
Goodwill	1,242,606	1,242,606
Intangible assets, net	10,387	11,595
Operating and finance lease right-of-use assets	39,866	39,267
Deferred income tax assets	99,379	103,855
Other assets	71,349	76,598
Total assets	$1,993,479	$2,152,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$234,173	$398,690
Current portion of debt and finance lease liabilities, net	22,128	20,545
Current portion of operating lease liabilities	12,174	12,704
Income taxes payable	2,577	2,171
Total current liabilities	271,052	434,110
Long-term debt and finance lease liabilities, net	590,476	597,119
Long-term operating lease liabilities	30,538	31,945
Long-term professional liabilities	246,942	257,455
Deferred income tax liabilities	34,424	34,246
Other liabilities	30,859	32,887
Total liabilities	1,204,291	1,387,762
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 85,810,408 and 85,866,000 shares issued and outstanding, respectively	858	859
Additional paid-in capital	1,016,425	1,013,690
Accumulated other comprehensive loss	(292)	(1,071)
Retained deficit	(227,803)	(248,540)
Total shareholders’ equity	789,188	764,938
Total liabilities and shareholders’ equity	$1,993,479	$2,152,700

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$458,359	$495,101
Operating expenses:
Practice salaries and benefits	337,031	369,138
Practice supplies and other operating expenses	18,686	31,085
General and administrative expenses	58,604	60,198
Depreciation and amortization	5,332	10,308
Transformational and restructuring related expenses	6,605	8,480
Total operating expenses	426,258	479,209
Income from operations	32,101	15,892
Investment and other income	4,737	2,013
Interest expense	(9,154)	(10,599)
Equity in earnings of unconsolidated affiliate	406	518
Total non-operating expenses	(4,011)	(8,068)
Income before income taxes	28,090	7,824
Income tax provision	(7,353)	(3,789)
Net income	$20,737	$4,035
Other comprehensive income, net of tax
Unrealized holding gain on investments, net of tax of $255 and $20	779	60
Total comprehensive income	$21,516	$4,095
Per common and common equivalent share data:
Net income:
Basic	$0.25	$0.05
Diluted	$0.24	$0.05
Weighted average common shares:
Basic	84,435	82,863
Diluted	85,430	83,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
2025
Balance at January 1, 2025	85,866	$859	$1,013,690	$(1,071)	$(248,540)	$764,938
Net income	—	—	—	—	20,737	20,737
Unrealized holding gain on investments, net of tax	—	—	—	779	—	779
Common stock issued under employee stock purchase plan	60	—	662	—	—	662
Forfeitures of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	3,641	—	—	3,641
Repurchased common stock	(109)	(1)	(1,568)	—	—	(1,569)
Balance at March 31, 2025	85,810	$858	$1,016,425	$(292)	$(227,803)	$789,188
2024
Balance at January 1, 2024	84,018	$840	$999,906	$(2,214)	$(149,471)	$849,061
Net income	—	—	—	—	4,035	4,035
Unrealized holding gain on investments, net of tax	—	—	—	60	—	60
Common stock issued under employee stock purchase plan	108	1	859	—	—	860
Forfeitures of restricted stock	(21)	—	—	—	—	—
Stock-based compensation expense	—	—	3,067	—	—	3,067
Repurchased common stock	(97)	(1)	(886)	—	—	(887)
Balance at March 31, 2024	84,008	$840	$1,002,946	$(2,154)	$(145,436)	$856,196

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$20,737	$4,035
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,332	10,308
Amortization of premiums, discounts and issuance costs	230	200
Stock-based compensation expense	3,641	3,067
Deferred income taxes	4,398	686
Other	(758)	(1,265)
Changes in assets and liabilities:
Accounts receivable	17,461	(9,936)
Prepaid expenses and other current assets	(1,125)	3,756
Other long-term assets	4,649	5,900
Accounts payable and accrued expenses	(159,685)	(141,463)
Income taxes payable	2,748	3,017
Long-term professional liabilities	(7,590)	4,082
Other liabilities	(6,149)	(5,011)
Net cash used in operating activities – continuing operations	(116,111)	(122,624)
Net cash used in operating activities - discontinued operations	(1,352)	(2,602)
Net cash used in operating activities	(117,463)	(125,226)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	—	(8,167)
Purchases of investments	(7,761)	(16,896)
Proceeds from maturities or sales of investments	7,300	14,155
Purchases of property and equipment	(3,318)	(5,330)
Other	(3,685)	—
Net cash used in investing activities	(7,464)	(16,238)
Cash flows from financing activities:
Borrowings on line of credit	—	170,500
Payments on line of credit	—	(90,500)
Payments on term loan	(4,688)	(3,125)
Payments on finance lease obligations	(339)	(690)
Proceeds from issuance of common stock	662	860
Repurchases of common stock	(1,569)	(887)
Other	(101)	46
Net cash (used in) provided by financing activities	(6,035)	76,204
Net decrease in cash and cash equivalents	(130,962)	(65,260)
Cash and cash equivalents at beginning of period	229,940	73,258
Cash and cash equivalents at end of period	$98,978	$7,998

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

1. Basis of Presentation and New Accounting Pronouncements:

The accompanying unaudited Consolidated Financial Statements of the Company and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc. and its consolidated subsidiaries (collectively, “PMG”) together with the accounts of PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (the “affiliated professional contractors”). Certain subsidiaries of PMG have contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries and the affiliated professional contractors.

During 2024, the Company exited almost all of its affiliated office-based practices, including its primary and urgent care service line. The operating results of these practices did not meet the criteria to be reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

New Accounting Pronouncements

In December 2023, accounting guidance related to income tax disclosures was issued which will require additional disclosure in the Company's income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The accounting guidance will also require the Company to disaggregate its income taxes paid disclosure by federal and state jurisdictions, with further disaggregation required for significant state jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this new guidance will have on its financial statement disclosures.

2. Cash Equivalents and Investments:

As of March 31, 2025 and December 31, 2024, the Company’s cash equivalents consisted entirely of money market funds totaling $4.3 million and $9.3 million, respectively.

Investments held are all classified as current and at March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Corporate securities	$44,644	$46,411
U.S. Treasury securities	42,923	40,590
Municipal debt securities	23,543	22,294
Federal home loan securities	6,706	6,640
Certificates of deposit	2,382	2,631
	$120,198	$118,566

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

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2025	December 31, 2024
Assets:
Money market funds	Level 1	$4,348	$9,295
Short-term investments	Level 2	120,198	118,566
Mutual funds	Level 1	17,829	18,581

The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$380,000	$400,000	$382,000

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2025	2024
Net patient service revenue	$389,378	$421,831
Hospital contract administrative fees	65,184	71,803
Other revenue	3,797	1,467
	$458,359	$495,101

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2025	2024
Contracted managed care	70%	70%
Government	24	25
Other third-parties	4	3
Private-pay patients	2	2
	100%	100%

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$44,120	$46,431
Accrued salaries and incentive compensation	74,099	215,357
Accrued payroll taxes and benefits	25,375	35,450
Accrued professional liabilities	29,968	30,430
Accrued interest	2,782	8,159
Other accrued expenses	57,829	62,863
	$234,173	$398,690

The net decrease in accrued salaries and incentive compensation of $141.3 million, from December 31, 2024 to March 31, 2025, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2025. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

6. Line of Credit and Long-Term Debt:

On February 11, 2022, the Company issued $400.0 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The Company’s obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Amended Credit Agreement (as defined below). The indenture under which the 2030 Notes are issued, among other things, limits the Company’s ability to (1) incur liens, (2) enter into sale and lease-back transactions and (3) merge or dispose of all or substantially all of its assets, in all cases, subject to a number of customary exceptions. Although the Company is not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, the Company may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

Concurrently with the issuance of the 2030 Notes, the Company amended its credit agreement (the “Credit Agreement”, and such amendment, the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders.

The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”) matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of the Company’s subsidiaries and affiliated professional contractors. At the Company’s option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus

0.50% and (c) Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if the Company selects a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on the Company’s consolidated net leverage ratio.

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

At March 31, 2025, the Company had an outstanding principal balance on the Amended Credit Agreement of $210.9 million, composed of the Term A Loan. There was no outstanding balance under the Revolving Credit Line at March 31, 2025. The Company had $450.0 million available on its Revolving Credit Line at March 31, 2025.

At March 31, 2025, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

7. Common and Common Equivalent Shares:

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock and is calculated using the treasury stock method.

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average number of common shares outstanding	84,435	82,863
Weighted average number of dilutive common share equivalents	995	412
Weighted average number of common and common equivalent shares outstanding	85,430	83,275
Antidilutive restricted stock not included in the diluted net income per common share calculation	10	406

8. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At March 31, 2025, the Company had 6.3 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2025, 59,780 shares were issued under the ESPP. At March 31, 2025, the Company had approximately 1.5 million shares reserved for issuance under the ESPP. At March 31, 2025, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $2.3 million and $2.9 million, respectively.

9. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2025.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $2.9 million remained available for repurchase as of December 31, 2024. Under this share repurchase program, during the three months ended March 31, 2025, the Company purchased a nominal number of shares of its common stock for $1.6 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $1.3 million remaining available for repurchase under this authorization as of March 31, 2025.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

10. Segment Reporting:

The Company has one reportable segment, which is also its single reporting unit, for purposes of presenting financial information in accordance with the accounting guidance for segment reporting. Financial results for all practices are managed on a consolidated basis. The chief operating decision maker assesses performance and decides how to allocate resources based on net income and total assets as reported in the Company’s Consolidated Financial Statements. Significant segment expenses are practice salaries and benefits and general and administrative expenses as reported on the Company’s Consolidated Statements of Income and Comprehensive Income. Refer to the Consolidated Financial Statements for the Company’s segment revenue, significant segment expenses, other segment expenses and net income.

11. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2025 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025 (the “2024 Form 10-K”). As used in this Quarterly Report, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to the parent company, Pediatrix Medical Group, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “PMG”), together with PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of PMG have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states. The following discussion contains forward-looking statements. Please see the Company’s 2024 Form 10-K, including Item 1A., Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Overview

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 36 states. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies, primarily in areas where our affiliated neonatal physicians practice. We also provide services across multiple other pediatric subspecialties.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2025, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased as compared to the three months ended March 31, 2024. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

Office-Based Practice Exits

During the second quarter of 2024, we formalized our physician practice optimization plans, resulting in a decision to exit almost all of our affiliated office-based practices, other than maternal-fetal medicine. Over the course of many years, we expanded our pediatric service lines and footprint to provide specialized care to more patients, including through our office-based portfolio of practices. This added complexity to our operations over time and, accordingly, increased costs that resulted in operating challenges primarily for our office-based portfolio of practices. Recognizing this and our need to adapt to the current healthcare climate, we made the decision to return to a hospital-based and maternal-fetal medicine-focused organization. As of December 31, 2024, the exits of our pediatric office-based practices were completed. Additionally, the Company exited its primary and urgent care service line during 2024 based on a review of the cost and time that would be required to build the platform to scale.

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

For claims subject to the NSA, insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. The patient’s cost-sharing amount for out-of-network services covered by the NSA must be no more than the patient’s in-network cost-sharing amounts. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to enforcement actions by the Centers for Medicare and Medicaid Services or by states, one or both of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as any state-specific penalties enforcement action and federal civil monetary penalties.

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has altered how health care is delivered and reimbursed in the U.S. and contains various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions of the ACA have expanded the scope and reach of the False Claims Act and other healthcare fraud and abuse laws. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. As a result, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from various legal proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

In addition to the ACA, there could be changes to other government-sponsored or funded healthcare programs, such as a change to the Medicaid program design or Medicaid coverage and reimbursement rates set forth under federal or state law. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for Medicaid benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and/or make it more difficult for people to enroll. Moreover, the expiration of the COVID-19 national emergency and public health emergency declarations in May 2023 may impact the coverage for and access to certain services for Medicaid patients. Expiration of the national emergency and public health emergency declarations will also end waivers for the provision of certain services, and returning our services to a pre-pandemic regulatory state similarly may increase our exposure to legal, regulatory, compliance and clinical risks.

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

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three months ended March 31, 2025 and 2024, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2025	2024
Net income	$20,737	$4,035
Interest expense	9,154	10,599
Income tax provision	7,353	3,789
Depreciation and amortization expense	5,332	10,308
Transformational and restructuring related expenses	6,605	8,480
Adjusted EBITDA	$49,181	$37,211

	Three Months Ended March 31,
	2025		2024
Weighted average diluted shares outstanding	85,430		83,275
Net income and diluted net income per share	$20,737	$0.24	$4,035	$0.05
Adjustments (1):
Amortization (net of tax of $430 and $863)	1,290	0.01	2,589	0.03
Stock-based compensation (net of tax of $573 and $716)	1,720	0.02	2,146	0.03
Transformational and restructuring expenses (net of tax of $1,651 and $2,120)	4,954	0.06	6,360	0.08
Net impact from discrete tax events	(175)	—	1,676	0.01
Adjusted income and diluted EPS	$28,526	$0.33	$16,806	$0.20

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended March 31, 2025 and 2024.

Results of Operations

Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024

Our net revenue was $458.4 million for the three months ended March 31, 2025, as compared to $495.1 million for the same period in 2024. The decrease in net revenue of $36.7 million, or 7.4%, was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $26.1 million, or 6.2%. The increase in same-unit revenue was comprised of an increase of $19.4 million, or 4.6%, from net reimbursement-related factors and $6.7 million, or 1.6%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from a favorable shift in payor mix and an increase in administrative fees from our hospital partners. The increase in revenue from patient service volumes was related to increases across all of our service lines.

Practice salaries and benefits decreased $32.1 million, or 8.7%, to $337.0 million for the three months ended March 31, 2025, as compared to $369.1 million for the same period in 2024. The decrease of $32.1 million was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in clinical compensation, including incentive compensation based on practice results, at our existing units.

Practice supplies and other operating expenses decreased $12.4 million, or 39.9%, to $18.7 million for the three months ended March 31, 2025, as compared to $31.1 million for the same period in 2024. The decrease was primarily attributable to non-same unit activity, primarily from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $58.6 million for the three months ended March 31, 2025, as compared to $60.2 million for the same period in 2024. The net decrease of $1.6 million was primarily related to net staffing reductions partially offset by increases in other expenses, including billing and collection fees, certain professional services and information technology. General and administrative expenses as a percentage of net revenue was 12.8% for the three months ended March 31, 2025, as compared to 12.2% for the same period in 2024.

Depreciation and amortization expense was $5.3 million for the three months ended March 31, 2025, as compared to $10.3 million for the same period in 2024. The net decrease of $5.0 million was primarily related to non-same unit activity, primarily practice dispositions.

Transformational and restructuring related expenses were $6.6 million for the three months ended March 31, 2025 as compared to $8.5 million for the same period in 2024. The expenses during 2025 and 2024 primarily related to position eliminations across various shared services departments and revenue cycle management transition activities.

Income from operations increased $16.2 million, or 102.0%, to $32.1 million for the three months ended March 31, 2025, as compared to $15.9 million for the same period in 2024. Our operating margin was 7.0% for the three months ended March 31, 2025, as compared to 3.2% for the same period in 2024. The increase in our operating margin was primarily due to the impact from practice disposition activity and favorable same-unit results, primarily due to same-unit revenue growth. Excluding transformation and restructuring related expenses, our income from operations was $38.7 million and $24.4 million, and our operating margin was 8.4% and 4.9% for the three months ended March 31, 2025 and 2024, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $4.0 million for the three months ended March 31, 2025, as compared to $8.1 million for the same period in 2024. The net decrease in non-operating expenses was primarily related to an increase in interest income due to higher cash balances and a decrease in interest expense from lower borrowings.

Our effective income tax rate (“tax rate”) was 26.2% for the three months ended March 31, 2025 as compared to 48.4% for the three months ended March 31, 2024. The tax rates for the three months ended March 31, 2025 and 2024 include net discrete tax benefits of $0.2 million and expense of $1.7 million, respectively. After excluding discrete tax impacts during the three months ended March 31, 2025 and 2024, our tax rate was 26.8% and 27.0%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income was $20.7 million for the three months ended March 31, 2025, as compared to $4.0 million for the same period in 2024. Adjusted EBITDA was $49.2 million for the three months ended March 31, 2025, as compared to $37.2 million for the same period in 2024. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from our same-unit results and practice disposition activity.

Diluted net income per common and common equivalent share was $0.24 on weighted average shares outstanding of 85.4 million for the three months ended March 31, 2025, as compared to $0.05 per common and common equivalent share on weighted average shares outstanding of 83.3 million for the same period in 2024. Adjusted EPS was $0.33 for the three months ended March 31, 2025, as compared to $0.20 for the same period in 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $99.0 million of cash and cash equivalents as compared to $229.9 million at December 31, 2024. Additionally, we had working capital of $220.6 million at March 31, 2025, an increase of $15.1 million from working capital of $205.5 million at December 31, 2024. The net increase in working capital is primarily due to net favorable impacts in our same-unit results, primarily from an increase in revenue.

Cash Flows

Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating activities	$(116,111)	$(122,624)
Investing activities	(7,464)	(16,238)
Financing activities	(6,035)	76,204

Operating Activities

During the three months ended March 31, 2025, our net cash used in operating activities from continuing operations was $116.1 million, compared to $122.6 million for the same period in 2024. The net decrease in cash used of $6.5 million was primarily due to higher earnings and increases in cash flow from accounts receivable, partially offset by decreases in cash flow from accounts payable and accrued expenses, primarily related to incentive compensation payments.

During the three months ended March 31, 2025, cash inflow from accounts receivable was $17.5 million, as compared to a cash outflow of $9.9 million for the same period in 2024. The increase in cash flow from accounts receivable for the three months ended March 31, 2025 as compared to the prior year period was primarily due to a decrease in days sales outstanding (“DSO”).

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO from continuing operations was 47.6 days at March 31, 2025 and December 31, 2024 as compared to 52.2 days at March 31, 2024. The decrease in our DSO from March 31, 2024 was primarily related to improved cash collections at our existing units.

Investing Activities

During the three months ended March 31, 2025, our net cash used in investing activities of $7.5 million consisted of $3.7 million of other activity, primarily related to practice dispositions, and capital expenditures of $3.3 million.

Financing Activities

During the three months ended March 31, 2025, our net cash used in financing activities of $6.0 million primarily consisted of payments on our Term A Loan (as defined below).

Liquidity

On February 11, 2022, we issued $400.0 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). Concurrently with the issuance of the 2030 Notes, we amended and restated our credit agreement (the “Credit Agreement”, and such amendment and restatement, the “Credit Agreement Amendment”). The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450.0 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250.0 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

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

At March 31, 2025, we had an outstanding principal balance on the Amended Credit Agreement of $210.9 million, composed of the Term A Loan. There was no balance outstanding under the Revolving Credit Line. We had $450.0 million available on the Revolving Credit Line at March 31, 2025.

At March 31, 2025, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

The indenture under which the 2030 Notes are issued, among other things, limits our ability to (1) incur liens, (2) enter into sale and lease-back transactions and (3) merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, we may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

At March 31, 2025, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2025.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2025 was $276.9 million, of which $30.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $25.0 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2024 Form 10-K, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At March 31, 2025, we had an outstanding principal balance of $210.9 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $2.1 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we withheld 108,560 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
January 1 – January 31, 2025	95,867 (b)	$14.41	—	(a)
February 1 – February 28, 2025	—	—	—	(a)
March 1 – March 31, 2025	12,693 (b)	14.77	—	(a)
Total	108,560	$14.45	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $498.7 million as of March 31, 2025.
(b)
Shares withheld to satisfy minimum statutory withholding obligations of $1.6 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No. Description

10.1

Employment Agreement, dated as of January 12, 2025, by and between PMG Services, Inc., Pediatrix Medical Group, Inc. and Mark Ordan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025).

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

Pediatrix Medical Group, Inc.

Date: May 6, 2025	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By: /s/ Kasandra H. Rossi
Kasandra H. Rossi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)