Form 10-Q
period 2025-06-30
Pediatrix Medical Group, Inc.
filed 2025-08-05
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On August 1, 2025, the registrant had outstanding 87,084,187 shares of Common Stock, par value $.01 per share.

8

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$224,732	$229,940
Short-term investments	123,594	118,566
Accounts receivable, net	238,992	259,990
Prepaid expenses	10,424	13,410
Income taxes receivable	7,630	12,614
Other current assets	7,678	5,087
Total current assets	613,050	639,607
Property and equipment, net	38,944	39,172
Goodwill	1,242,606	1,242,606
Intangible assets, net	9,296	11,595
Operating and finance lease right-of-use assets	38,690	39,267
Deferred income tax assets	88,729	103,855
Other assets	70,785	76,598
Total assets	$2,102,100	$2,152,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$303,360	$398,690
Current portion of debt and finance lease liabilities, net	23,685	20,545
Current portion of operating lease liabilities	12,049	12,704
Income taxes payable	1,949	2,171
Total current liabilities	341,043	434,110
Long-term debt and finance lease liabilities, net	583,863	597,119
Long-term operating lease liabilities	29,963	31,945
Long-term professional liabilities	244,162	257,455
Deferred income tax liabilities	36,019	34,246
Other liabilities	33,297	32,887
Total liabilities	1,268,347	1,387,762
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 86,854,234 and 85,866,000 shares issued and outstanding, respectively	869	859
Additional paid-in capital	1,021,290	1,013,690
Accumulated other comprehensive income (loss)	137	(1,071)
Retained deficit	(188,543)	(248,540)
Total shareholders’ equity	833,753	764,938
Total liabilities and shareholders’ equity	$2,102,100	$2,152,700

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$468,844	$504,296	$927,203	$999,397
Operating expenses:
Practice salaries and benefits	323,502	357,808	660,533	726,946
Practice supplies and other operating expenses	20,614	32,369	39,300	63,454
General and administrative expenses	55,714	56,565	114,318	116,763
Depreciation and amortization	5,313	8,791	10,645	19,099
Transformational and restructuring related expenses	3,834	13,579	10,439	22,059
Goodwill impairment	—	154,243	—	154,243
Long-lived asset impairments	—	27,791	—	27,791
Loss on disposal of businesses	—	10,873	—	10,873
Total operating expenses	408,977	662,019	835,235	1,141,228
Income (loss) from operations	59,867	(157,723)	91,968	(141,831)
Investment and other income (loss)	3,727	(161)	8,464	1,852
Interest expense	(9,130)	(10,308)	(18,284)	(20,907)
Equity in earnings of unconsolidated affiliate	505	464	911	982
Total non-operating expenses	(4,898)	(10,005)	(8,909)	(18,073)
Income (loss) before income taxes	54,969	(167,728)	83,059	(159,904)
Income tax (provision) benefit	(15,709)	14,703	(23,062)	10,914
Net income (loss)	$39,260	$(153,025)	$59,997	$(148,990)
Other comprehensive income, net of tax
Unrealized holding gain on investments, net of tax of $140, $66, $395 and $86	429	200	1,208	260
Total comprehensive income (loss)	$39,689	$(152,825)	$61,205	$(148,730)
Per common and common equivalent share data:
Net income (loss):
Basic	$0.46	$(1.84)	$0.71	$(1.79)
Diluted	$0.46	$(1.84)	$0.70	$(1.79)
Weighted average common shares:
Basic	84,797	83,332	84,653	83,074
Diluted	85,529	83,332	85,517	83,074

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
2025
Balance at January 1, 2025	85,866	$859	$1,013,690	$(1,071)	$(248,540)	$764,938
Net income	—	—	—	—	20,737	20,737
Unrealized holding gain on investments, net of tax	—	—	—	779	—	779
Common stock issued under employee stock purchase plan	60	—	662	—	—	662
Forfeitures of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	3,641	—	—	3,641
Repurchased common stock	(109)	(1)	(1,568)	—	—	(1,569)
Balance at March 31, 2025	85,810	$858	$1,016,425	$(292)	$(227,803)	$789,188
Net income	—	—	—	—	39,260	39,260
Unrealized holding gain on investments, net of tax	—	—	—	429	—	429
Common stock issued under employee stock purchase plan	96	1	1,175	—	—	1,176
Issuance of restricted stock	963	10	(10)	—	—	—
Stock-based compensation expense	—	—	3,909	—	—	3,909
Repurchased common stock	(15)	—	(209)	—	—	(209)
Balance at June 30, 2025	86,854	$869	$1,021,290	$137	$(188,543)	$833,753
2024
Balance at January 1, 2024	84,018	$840	$999,906	$(2,214)	$(149,471)	$849,061
Net income	—	—	—	—	4,035	4,035
Unrealized holding gain on investments, net of tax	—	—	—	60	—	60
Common stock issued under employee stock purchase plan	108	1	859	—	—	860
Forfeitures of restricted stock	(21)	—	—	—	—	—
Stock-based compensation expense	—	—	3,067	—	—	3,067
Repurchased common stock	(97)	(1)	(886)	—	—	(887)
Balance at March 31, 2024	84,008	$840	$1,002,946	$(2,154)	$(145,436)	$856,196
Net loss	—	—	—	—	(153,025)	(153,025)
Unrealized holding gain on investments, net of tax	—	—	—	200	—	200
Common stock issued under employee stock purchase plan	139	2	1,147	—	—	1,149
Issuance of restricted stock	1,630	16	(16)	—	—	—
Forfeitures of restricted stock	(22)	—	—	—	—	—
Stock-based compensation expense	—	—	1,952	—	—	1,952
Repurchased common stock	(2)	—	(11)	—	—	(11)
Balance at June 30, 2024	85,753	$858	$1,006,018	$(1,954)	$(298,461)	$706,461

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$59,997	$(148,990)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	10,645	19,099
Amortization of premiums, discounts and issuance costs	458	440
Impairment losses	—	182,034
Loss on disposal of businesses	—	10,873
Stock-based compensation expense	7,550	5,019
Deferred income taxes	16,504	(25,028)
Other	(1,501)	(1,678)
Changes in assets and liabilities:
Accounts receivable	21,231	(934)
Prepaid expenses and other current assets	204	3,703
Other long-term assets	9,601	16,955
Accounts payable and accrued expenses	(89,951)	(82,917)
Income taxes payable	4,763	11,735
Long-term professional liabilities	(8,166)	8,039
Other liabilities	(9,315)	(11,630)
Net cash provided by (used in) operating activities – continuing operations	22,020	(13,280)
Net cash used in operating activities - discontinued operations	(2,316)	(4,995)
Net cash provided by (used in) operating activities	19,704	(18,275)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	—	(8,167)
Purchases of investments	(21,529)	(39,915)
Proceeds from maturities or sales of investments	18,380	31,244
Purchases of property and equipment	(7,833)	(12,292)
Other	(3,636)	—
Net cash used in investing activities	(14,618)	(29,130)
Cash flows from financing activities:
Borrowings on line of credit	—	235,500
Payments on line of credit	—	(235,500)
Payments on term loan	(9,375)	(6,250)
Payments on finance lease obligations	(844)	(1,391)
Proceeds from issuance of common stock	1,838	2,009
Repurchases of common stock	(1,778)	(898)
Other	(135)	79
Net cash used in financing activities	(10,294)	(6,451)
Net decrease in cash and cash equivalents	(5,208)	(53,856)
Cash and cash equivalents at beginning of period	229,940	73,258
Cash and cash equivalents at end of period	$224,732	$19,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

New Accounting Pronouncements

In December 2023, accounting guidance related to income tax disclosures was issued which will require additional disclosure in the Company's income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The accounting guidance will also require the Company to disaggregate its income taxes paid disclosure by federal and state jurisdictions, with further disaggregation required for significant state jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. We expect this standard to impact our disclosures with no impact to our results of operations, cash flows, or financial condition.

2. Cash Equivalents and Investments:

As of June 30, 2025 and December 31, 2024, the Company’s cash equivalents consisted entirely of money market funds totaling $5.3 million and $9.3 million, respectively.

Investments held are all classified as current and at June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Corporate securities	$50,232	$46,411
U.S. Treasury securities	44,423	40,590
Municipal debt securities	20,183	22,294
Federal home loan securities	6,746	6,640
Certificates of deposit	2,010	2,631
	$123,594	$118,566

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2025	December 31, 2024
Assets:
Money market funds	Level 1	$5,290	$9,295
Short-term investments	Level 2	123,594	118,566
Mutual funds	Level 1	18,872	18,581

The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$392,000	$400,000	$382,000

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net patient service revenue	$397,410	$432,847	$786,788	$854,678
Hospital contract administrative fees	68,224	70,913	133,408	142,716
Other revenue	3,210	536	7,007	2,003
	$468,844	$504,296	$927,203	$999,397

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contracted managed care	71%	71%	70%	71%
Government	23	23	24	24
Other third-parties	4	4	4	3
Private-pay patients	2	2	2	2
	100%	100%	100%	100%

5. Goodwill, Long Lived Asset Impairments and Loss on Disposal of Businesses:

During the second quarter of 2024, the Company experienced a triggering event, due to a sustained decline in its stock price and a market capitalization below the Company’s book equity value. As a result, the Company performed an interim goodwill impairment assessment. This assessment resulted in a non-cash goodwill impairment charge of $154.2 million.

During the second quarter of 2024, the Company recognized fixed asset impairments of $20.1 million and intangible asset impairments of $7.7 million associated with the exit of its affiliated office-based practices. In addition, the Company recognized a loss on disposal of businesses of $10.9 million associated with the exit of its primary and urgent care service line.

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$42,065	$46,431
Accrued salaries and incentive compensation	133,585	215,357
Accrued payroll taxes and benefits	31,377	35,450
Accrued professional liabilities	30,607	30,430
Accrued interest	8,157	8,159
Other accrued expenses	57,569	62,863
	$303,360	$398,690

The net decrease in accrued salaries and incentive compensation of $81.8 million, from December 31, 2024 to June 30, 2025, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2025. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

Concurrently with the issuance of the 2030 Notes, the Company amended its credit agreement (the “Credit Agreement”, and such amendment, the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders.

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

At June 30, 2025, the Company had an outstanding principal balance on the Amended Credit Agreement of $206.3 million, composed of the Term A Loan. There was no outstanding balance under the Revolving Credit Line at June 30, 2025. The Company had $450.0 million available on its Revolving Credit Line at June 30, 2025.

At June 30, 2025, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average number of common shares outstanding	84,797	83,332	84,653	83,074
Weighted average number of dilutive common share equivalents(a)	732	—	864	—
Weighted average number of common and common equivalent shares outstanding	85,529	83,332	85,517	83,074
Antidilutive restricted stock not included in the diluted net income per common share calculation	325	916	168	661

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

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2025, the Company granted 1.0 million shares of restricted stock and 0.6 million of performance-based restricted stock units to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2025, the Company had 2.4 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2025, 0.2 million shares were issued under the ESPP. At June 30, 2025, the Company had approximately 1.4 million shares reserved for issuance under the ESPP. At June 30, 2025, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three and six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $2.0 million and $4.3 million, and $2.0 million and $4.9 million, respectively.

10. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2025.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $2.9 million remained available for repurchase as of December 31, 2024. Under this share repurchase program, during the six months ended June 30, 2025, the Company purchased a nominal number of shares of its common stock for $1.8 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $1.1 million remaining available for repurchase under this authorization as of June 30, 2025.

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

12. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2025 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2025, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) remained stable as compared to the three months ended June 30, 2024. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

Medicaid Reform

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which reforms the Medicaid program by eliminating certain financial incentives for states that have expanded their Medicaid programs under the ACA, imposing work requirements on certain adult beneficiaries, and requiring states to increase patient cost-sharing amounts for certain services. We cannot predict with any assurance the ultimate effect of these reforms on reimbursements for our services.

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

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and six months ended June 30, 2025 and 2024, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$39,260	$(153,025)	$59,997	$(148,990)
Interest expense	9,130	10,308	18,284	20,907
Income tax provision (benefit)	15,709	(14,703)	23,062	(10,914)
Depreciation and amortization expense	5,313	8,791	10,645	19,099
Transformational and restructuring related expenses	3,834	13,579	10,439	22,059
Impairment losses	—	182,034	—	182,034
Loss on disposal of businesses	—	10,873	—	10,873
Adjusted EBITDA	$73,246	$57,857	$122,427	$95,068

	Three Months Ended June 30,
	2025		2024
Weighted average diluted shares outstanding	85,529		83,332
Net income (loss) and diluted net income (loss) per share	$39,260	$0.46	$(153,025)	$(1.84)
Adjustments (1):
Amortization (net of tax of $421 and $533)	1,266	0.01	1,599	0.02
Stock-based compensation (net of tax of $503 and $500)	1,508	0.02	1,501	0.02
Transformational and restructuring expenses (net of tax of $959 and $3,395)	2,875	0.03	10,184	0.12
Impairment losses (net of tax of $22,438)	—	—	159,596	1.92
Loss on disposal of businesses (net of tax of $2,718)	—	—	8,155	0.10
Net impact from discrete tax events	739	0.01	328	—
Adjusted income and diluted EPS	$45,648	$0.53	$28,338	$0.34

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2025 and 2024, other than for impairment losses, due to a portion of the expense being non-deductible.

	Six Months Ended June 30,
	2025		2024
Weighted average diluted shares outstanding	85,517		83,074
Net income (loss) and diluted net income (loss) per share	$59,997	$0.70	$(148,990)	$(1.79)
Adjustments (1):
Amortization (net of tax of $851 and $1,396)	2,556	0.03	4,188	0.05
Stock-based compensation (net of tax of $1,076 and $1,215)	3,228	0.04	3,647	0.04
Transformational and restructuring expenses (net of tax of $2,610 and $5,515)	7,829	0.09	16,544	0.20
Impairment losses (net of tax of $22,438)	—	—	159,596	1.92
Loss on disposal of businesses (net of tax of $2,718)	—	—	8,155	0.10
Net impact from discrete tax events	564	0.01	2,004	0.02
Adjusted income and diluted EPS	$74,174	$0.87	$45,144	$0.54

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the six months ended June 30, 2025 and 2024, other than for impairment losses, due to a portion of the expense being non-deductible.

Results of Operations

Three Months Ended June 30, 2025 as Compared to Three Months Ended June 30, 2024

Our net revenue was $468.8 million for the three months ended June 30, 2025, as compared to $504.3 million for the same period in 2024. The decrease in net revenue of $35.5 million, or 7.0%, was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $27.9 million, or 6.4%. The increase in same-unit revenue was comprised of an increase of $15.0 million, or 3.5%, from net reimbursement-related factors and $12.9 million, or 2.9%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from increased patient acuity, primarily in neonatology, improved collection activity and an increase in administrative fees from our hospital partners. The increase in revenue from patient service volumes was primarily related to increases in our neonatology and maternal-fetal medicine services.

Practice salaries and benefits decreased $34.3 million, or 9.6%, to $323.5 million for the three months ended June 30, 2025, as compared to $357.8 million for the same period in 2024. The decrease of $34.3 million was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in clinical compensation expense, including incentive compensation based on practice results, at our existing units.

Practice supplies and other operating expenses decreased $11.8 million, or 36.3%, to $20.6 million for the three months ended June 30, 2025, as compared to $32.4 million for the same period in 2024. The decrease was primarily attributable to non-same unit activity, primarily from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $55.7 million for the three months ended June 30, 2025, as compared to $56.6 million for the same period in 2024. The net decrease of $0.9 million was primarily related to net staffing reductions and lower other expenses, including professional services and legal fees, partially offset by increases in incentive compensation expense based on financial results. General and administrative expenses as a percentage of net revenue was 11.9% for the three months ended June 30, 2025, as compared to 11.2% for the same period in 2024.

Depreciation and amortization expense was $5.3 million for the three months ended June 30, 2025, as compared to $8.8 million for the same period in 2024. The net decrease of $3.5 million was primarily related to non-same unit activity, primarily practice dispositions.

Transformational and restructuring related expenses were $3.8 million for the three months ended June 30, 2025 as compared to $13.6 million for the same period in 2024. The expenses during 2025 and 2024 primarily related to position eliminations across various shared services departments and revenue cycle management transition activities.

Goodwill impairment was $154.2 million for the three months ended June 30, 2024, resulting from the triggering event during the second quarter of 2024 based on a sustained stock price decline.

Long-lived asset impairments were $27.8 million for the three months ended June 30, 2024, resulting from the practice portfolio management plan.

Loss on disposal of businesses was $10.9 million for the three months ended June 30, 2024, resulting from the disposals of our primary and urgent care practices.

Income from operations increased $217.6 million, or 138.0%, to $59.9 million for the three months ended June 30, 2025, as compared to loss from operations of $157.7 million for the same period in 2024. Our operating margin was 12.8% for the three months ended June 30, 2025, as compared to (31.3)% for the same period in 2024. The increase in our operating margin was primarily due to favorable same-unit results, primarily related to same-unit revenue growth, and the impact from practice disposition activity. Excluding impairment activity, transformation and restructuring related expenses and loss on disposal of businesses, our income from operations was $63.7 million and $48.8 million, and our operating margin was 13.6% and 9.7% for the three months ended June 30, 2025 and 2024, respectively. We believe excluding the impacts from impairment activity, transformational and restructuring related activity and loss on disposal of businesses provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $4.9 million for the three months ended June 30, 2025, as compared to $10.0 million for the same period in 2024. The net decrease in non-operating expenses was primarily related to an increase in interest income due to higher cash balances and a decrease in interest expense from modestly lower interest rates and borrowings.

Our effective income tax rate (“tax rate”) was 28.6% for the three months ended June 30, 2025 as compared to 8.8% for the three months ended June 30, 2024. The tax rate for the three months ended June 30, 2025 and 2024 includes net discrete tax expense of $0.7 million and $0.3 million, respectively. After excluding discrete tax impacts during the three months ended June 30, 2025 and 2024, our tax rate was 27.2% and 9.0%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate. The tax rate for the three months ended June 30, 2024 reflects the effects of the non-cash goodwill impairment charge and the pre-tax loss generated excluding the impairment charge.

Net income was $39.3 million for the three months ended June 30, 2025, as compared to net loss of $153.0 million for the same period in 2024. Adjusted EBITDA was $73.2 million for the three months ended June 30, 2025, as compared to $57.9 million for the same period in 2024. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from our same-unit results and practice disposition activity.

Diluted net income per common and common equivalent share was $0.46 on weighted average shares outstanding of 85.5 million for the three months ended June 30, 2025, as compared to diluted net loss per common and common equivalent share of $1.84 on weighted average shares outstanding of 83.3 million for the same period in 2024. Adjusted EPS was $0.53 for the three months ended June 30, 2025, as compared to $0.34 for the same period in 2024.

Six Months Ended June 30, 2025 as Compared to Six Months Ended June 30, 2024

Our net revenue was $927.2 million for the six months ended June 30, 2025, as compared to $999.4 million for the same period in 2024. The decrease in net revenue of $72.2 million, or 7.2%, was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $52.9 million, or 6.2%. The increase in same-unit net revenue was comprised of an increase of $34.9 million, or 4.1%, from net reimbursement-related factors and an increase of $18.0 million, or 2.1%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from increased patient acuity, primarily in neonatology, an increase in administrative fees from our hospital partners, a favorable shift in payor mix and modest improvements in managed care contracting. The increase in revenue from patient service volumes was primarily related to increases in our neonatology and maternal-fetal medicine services.

Practice salaries and benefits decreased $66.4 million, or 9.1%, to $660.5 million for the six months ended June 30, 2025, as compared to $726.9 million for the same period in 2024. The decrease of $66.4 million was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in clinical compensation expense, including incentive compensation based on practice results, at our existing units.

Practice supplies and other operating expenses decreased $24.2 million, or 38.1%, to $39.3 million for the six months ended June 30, 2025, as compared to $63.5 million for the same period in 2024. The decrease was primarily attributable to non-same unit activity, primarily from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $114.3 million for the six months ended June 30, 2025, as compared to $116.8 million for the same period in 2024. The net decrease of $2.5 million was primarily related to net staffing reductions, partially offset by increases in other expenses, including billing and collection fees and information technology. General and administrative expenses as a percentage of net revenue were 12.3% for the six months ended June 30, 2025, as compared to 11.7% for the same period in 2024.

Depreciation and amortization expense was $10.6 million for the six months ended June 30, 2025, as compared to $19.1 million for the same period in 2024. The net decrease of $8.5 million was primarily related to non-same unit activity, primarily practice dispositions.

Transformational and restructuring related expenses were $10.4 million for the six months ended June 30, 2025 as compared to $22.1 million for the same period in 2024. The expenses during 2025 and 2024 primarily related to position eliminations across various shared services departments and revenue cycle management transition activities.

Goodwill impairment was $154.2 million for the six months ended June 30, 2024, resulting from the triggering event during the second quarter based on a sustained stock price decline.

Long-lived asset impairments were $27.8 million for the six months ended June 30, 2024, resulting from the practice portfolio management plan.

Loss on disposal of businesses was $10.9 million for the six months ended June 30, 2024, resulting from the disposals of our primary and urgent care practices.

Income from operations increased $233.8 million, or 164.8%, to $92.0 million for the six months ended June 30, 2025, as compared to loss from operations of $141.8 million for the same period in 2024. Our operating margin was 9.9% for the six months ended June 30, 2025, as compared to (14.2)% for the same period in 2024. The increase in our operating margin was primarily due to the impact from practice disposition activity and favorable same-unit results, primarily related to same-unit revenue growth. Excluding impairment activity, transformation and restructuring related expenses and loss on disposal of businesses, our income from operations was $102.4 million and $73.2 million, and our operating margin was 11.0% and 7.3% for the six months ended June 30, 2025 and 2024, respectively. We believe excluding the impacts from impairment activity, transformational and restructuring related activity and loss on disposal of businesses provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $8.9 million for the six months ended June 30, 2025, as compared to $18.1 million for the same period in 2024. The net decrease in non-operating expenses was primarily related to an increase in interest income due to higher cash balances and a decrease in interest expense from modestly lower borrowings and interest rates.

Our tax rate was 27.8% for the six months ended June 30, 2025 as compared to 6.8% for the six months ended June 30, 2024. The tax rates for the six months ended June 30, 2025 and 2024 include net discrete tax expense of $0.6 million and $2.0 million, respectively. After excluding discrete tax impacts during the six months ended June 30, 2025 and 2024, our tax rate was 27.1% and 8.1%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate. The tax rate for the six months ended June 30, 2024 reflects the effects of the non-cash goodwill impairment charge and the pre-tax loss generated excluding the impairment charge.

Net income was $60.0 million for the six months ended June 30, 2025, as compared to net loss of $149.0 million for the same period in 2024. Adjusted EBITDA was $122.4 million for the six months ended June 30, 2025, as compared to $95.1 million for the same period in 2024. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from our same-unit results and practice disposition activity.

Diluted net income per common and common equivalent share was $0.70 on weighted average shares outstanding of 85.5 million for the six months ended June 30, 2025, as compared to diluted net loss per common and common equivalent share of $1.79 on weighted average shares outstanding of 83.1 million for the same period in 2024. Adjusted EPS was $0.87 for the six months ended June 30, 2025, as compared to $0.54 for the same period in 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $224.7 million of cash and cash equivalents as compared to $229.9 million at December 31, 2024. Additionally, we had working capital of $272.0 million at June 30, 2025, an increase of $66.5 million from working capital of $205.5 million at December 31, 2024. The net increase in working capital is primarily due to net favorable impacts in our same-unit results, primarily related to an increase in revenue.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating activities	$22,020	$(13,280)
Investing activities	(14,618)	(29,130)
Financing activities	(10,294)	(6,451)

Operating Activities

During the six months ended June 30, 2025, our net cash provided by operating activities from continuing operations was $22.0 million, compared to net cash used in operating activities from continuing operations of $13.3 million for the same period in 2024. The net increase in cash provided of $35.3 million was primarily due to higher earnings and increases in cash flow from accounts receivable.

During the six months ended June 30, 2025, cash inflow from accounts receivable was $21.2 million, as compared to a cash outflow of $0.9 million for the same period in 2024. The increase in cash flow from accounts receivable for the six months ended June 30, 2025 as compared to the prior year period was primarily due to a decrease in days sales outstanding (“DSO”).

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 46.4 days at June 30, 2025 as compared to 47.6 days at December 31, 2024 and 49.5 days at June 30, 2024. The decrease in our DSO from December 31, 2024 and June 30, 2024 was primarily related to improved cash collections at our existing units.

Investing Activities

During the six months ended June 30, 2025, our net cash used in investing activities of $14.6 million consisted of capital expenditures of $7.8 million, $3.6 million of other activity, primarily related to practice dispositions, and net purchases of investments of $3.1 million.

Financing Activities

During the six months ended June 30, 2025, our net cash used in financing activities of $10.3 million consisted primarily of payments on our Term A Loan (as defined below).

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

At June 30, 2025, we had an outstanding principal balance on the Amended Credit Agreement of $206.3 million, composed of the Term A Loan. There was no balance outstanding under the Revolving Credit Line. We had $450.0 million available on the Revolving Credit Line at June 30, 2025.

At June 30, 2025, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At June 30, 2025, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2025.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2025 was $274.8 million, of which $30.6 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $23.8 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, future impacts of legal, regulatory, political and macroeconomic developments and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2024 Form 10-K, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At June 30, 2025, we had an outstanding principal balance of $206.3 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $2.1 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we withheld 14,631 shares of our common stock to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
April 1 – April 30, 2025	—	$—	—	(a)
May 1 – May 31, 2025	7,225 (b)	14.44	—	(a)
June 1 – June 30, 2025	7,406 (b)	14.15	—	(a)
Total	14,631	$14.29	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $498.9 million as of June 30, 2025.
(b)
Shares withheld to satisfy minimum statutory withholding obligations of $0.2 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Appointment of Chief Investment and Strategy Officer

Effective on August 1, 2025 (the “Effective Date”), the Company’s Board of Directors (the “Board”) appointed Mr. Don Gregory Neeb to serve as the Company’s Chief Investment and Strategy Officer.

Prior to his appointment, Mr. Neeb served as Managing Partner of Neeb Management LLC and Neeb Investments LLC, healthcare and real estate advisory and investment firms he founded in 2013 serving global institutional clients. From 2016 to 2018, Mr. Neeb served as President and Chief Investment Officer of Quality Care Properties, Inc. (formerly NYSE: QCP) prior to its sale to Welltower Inc. and ProMedica Health System. From 2008 to 2013, Mr. Neeb served as Chief Investment and Administrative Officer for Sunrise Senior Living, Inc. (formerly NYSE: SRZ) prior to its sale to Welltower Inc. and Kohlberg Kravis Roberts & Co. LP. From 1995 to 2007, Mr. Neeb served as Chief Investment Officer for The Mills Corporation (formerly NYSE: MLS), prior to its sale to Simon Property Group and Farallon Capital Management. From 1989 to 2004, Mr. Neeb worked as a Manager at Kenneth Leventhal & Company serving real estate and financial institution clients. Mr. Neeb earned a B.B.A. from the University of Michigan Ross School of Business.

In connection with his appointment as Chief Investment and Strategy Officer, on the Effective Date, Mr. Neeb, the Company and a wholly-owned subsidiary of the Company entered into an employment agreement (the “Employment Agreement”), which has an initial term of three years, subject to automatic annual renewals thereafter. Pursuant to the Employment Agreement, Mr. Neeb is to receive, among other items and subject to certain exceptions and conditions set forth therein, (i) an annual salary of $550,000; (ii) a one-time cash retention award of $1,000,000, payable within 30 days of the Effective Date and subject to pro-rata repayment in the event that Mr. Neeb voluntary resigns (other than for “Good Reason,” as defined in the Employment Agreement) or is terminated by the Company for “Cause” (as defined in the Employment Agreement) during the three years following the Effective Date; (iii) an annual performance bonus, with a target opportunity equal to 125% of his annual base salary, with the amount payable based on performance metrics and a performance range to be set annually by the Compensation and Talent Committee of the Board; (iv) an equity transformation award (the “Equity Transformation Award”) in the form of a performance share unit award with respect to 320,000 shares of the Company’s common stock, which will vest, to the extent earned, on the three-year anniversary of the Effective Date and with the shares underlying the Equity Transformation Award being earned in one-third installments based on the Company achieving stock price hurdles equal to $16.94, $20.33 and $23.71 for at least 20 consecutive trading days before the third anniversary of the Effective Date; and (v) annual equity grants in each year during the Employment Period, with a target grant date fair value of no less than $2,762,500.

Under the terms of the Employment Agreement, Mr. Neeb is eligible for cash severance for a termination by the Company without “Cause” or by Mr. Neeb for “Good Reason” equal to two times Mr. Neeb’s base salary, plus two times the greater of his average annual performance bonus and his target bonus, plus a pro rata bonus for the year of termination based on actual performance and the acceleration of Mr. Neeb’s then-outstanding equity awards, with any performance-based awards subject to the achievement of the underlying performance goals. In the event of Mr. Neeb’s termination by the Company without Cause or resignation due to Good Reason, in each case, within six months prior to or twelve months following a Change in Control, Mr. Neeb will receive a severance payment equal to two times his base salary plus two times the greater of his average annual performance bonus and his target bonus, plus a pro rata bonus for the year of termination based on actual performance and the acceleration of Mr. Neeb’s then-outstanding equity awards, with any performance-based awards deemed achieved at the greater of target or actual performance through the date of the change in control. Mr. Neeb is also subject to customary non-competition, non-solicitation, non-disparagement and confidentiality provisions under the terms of the Employment Agreement.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

There are no arrangements or understandings between Mr. Neeb and any other person pursuant to which he was appointed as Chief Investment and Strategy Officer of the Company and no family relationships between Mr. Neeb and any director or executive officer of the Company. Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transactions, and there are no proposed transactions, or series of similar transactions, in which the Company was or is to be a participant and in which Mr. Neeb had a direct or indirect material interest in which the amount involved exceeds or exceeded $120,000.

Item 6. Exhibits

Exhibit No. Description

10.1+	Employment Agreement, dated as of August 1, 2025, by and between PMG Services, Inc. and Don Gregory Neeb.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1+	Interactive Data File
101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Schema Document.
101.CAL+	XBRL Calculation Linkbase Document.
101.DEF+	XBRL Definition Linkbase Document.
101.LAB+	XBRL Label Linkbase Document.
101.PRE+	XBRL Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pediatrix Medical Group, Inc.

Date: August 5, 2025	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By: /s/ Kasandra H. Rossi
Kasandra H. Rossi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)