Form 10-Q
period 2025-09-30
Pediatrix Medical Group, Inc.
filed 2025-11-03
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On October 30, 2025, the registrant had outstanding 85,877,386 shares of Common Stock, par value $.01 per share.

8

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$340,059	$229,940
Short-term investments	123,042	118,566
Accounts receivable, net	231,122	259,990
Prepaid expenses	8,942	13,410
Income taxes receivable	3,815	12,614
Other current assets	10,215	5,087
Total current assets	717,195	639,607
Property and equipment, net	38,636	39,172
Goodwill	1,255,423	1,242,606
Intangible assets, net	14,802	11,595
Operating and finance lease right-of-use assets	35,702	39,267
Deferred income tax assets	79,758	103,855
Other assets	57,889	76,598
Total assets	$2,199,405	$2,152,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$352,233	$398,690
Current portion of debt and finance lease liabilities, net	25,339	20,545
Current portion of operating lease liabilities	12,226	12,704
Income taxes payable	2,749	2,171
Total current liabilities	392,547	434,110
Long-term debt and finance lease liabilities, net	577,169	597,119
Long-term operating lease liabilities	27,533	31,945
Long-term professional liabilities	239,679	257,455
Deferred income tax liabilities	38,285	34,246
Other liabilities	33,526	32,887
Total liabilities	1,308,739	1,387,762
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 85,832,837 and 85,866,000 shares issued and outstanding, respectively	858	859
Additional paid-in capital	1,006,197	1,013,690
Accumulated other comprehensive income (loss)	446	(1,071)
Retained deficit	(116,835)	(248,540)
Total shareholders’ equity	890,666	764,938
Total liabilities and shareholders’ equity	$2,199,405	$2,152,700

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$492,875	$511,158	$1,420,078	$1,510,555
Operating expenses:
Practice salaries and benefits	332,326	364,888	992,859	1,091,834
Practice supplies and other operating expenses	20,200	29,449	59,500	92,903
General and administrative expenses	60,793	58,121	175,111	174,884
Depreciation and amortization	5,551	6,254	16,196	25,353
Transformational and restructuring related expenses	5,954	18,560	16,393	40,619
Goodwill impairment	—	—	—	154,243
Long-lived asset impairments	—	—	—	27,791
Loss on disposal of businesses	—	59	—	10,932
Total operating expenses	424,824	477,331	1,260,059	1,618,559
Income (loss) from operations	68,051	33,827	160,019	(108,004)
Investment and other income	5,883	1,089	14,347	2,941
Net gain on investments in divested businesses	20,906	—	20,906	—
Interest expense	(8,941)	(10,126)	(27,225)	(31,033)
Equity in earnings of unconsolidated affiliate	1,879	445	2,790	1,427
Total non-operating income (expenses)	19,727	(8,592)	10,818	(26,665)
Income (loss) before income taxes	87,778	25,235	170,837	(134,669)
Income tax (provision) benefit	(16,070)	(5,794)	(39,132)	5,120
Net income (loss)	$71,708	$19,441	$131,705	$(129,549)
Other comprehensive income, net of tax
Unrealized holding gain on investments, net of tax of $101, $571, $496 and $657	309	1,745	1,517	2,005
Total comprehensive income (loss)	$72,017	$21,186	$133,222	$(127,544)
Per common and common equivalent share data:
Net income (loss):
Basic	$0.85	$0.23	$1.56	$(1.56)
Diluted	$0.84	$0.23	$1.54	$(1.56)
Weighted average common shares:
Basic	84,609	83,891	84,649	83,223
Diluted	85,613	84,523	85,559	83,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
2025
Balance at January 1, 2025	85,866	$859	$1,013,690	$(1,071)	$(248,540)	$764,938
Net income	—	—	—	—	20,737	20,737
Unrealized holding gain on investments, net of tax	—	—	—	779	—	779
Common stock issued under employee stock purchase plan	60	—	662	—	—	662
Forfeitures of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	3,641	—	—	3,641
Repurchased common stock	(109)	(1)	(1,568)	—	—	(1,569)
Balance at March 31, 2025	85,810	$858	$1,016,425	$(292)	$(227,803)	$789,188
Net income	—	—	—	—	39,260	39,260
Unrealized holding gain on investments, net of tax	—	—	—	429	—	429
Common stock issued under employee stock purchase plan	96	1	1,175	—	—	1,176
Issuance of restricted stock	963	10	(10)	—	—	—
Stock-based compensation expense	—	—	3,909	—	—	3,909
Repurchased common stock	(15)	—	(209)	—	—	(209)
Balance at June 30, 2025	86,854	$869	$1,021,290	$137	$(188,543)	$833,753
Net income	—	—	—	—	71,708	71,708
Unrealized holding gain on investments, net of tax	—	—	—	309	—	309
Common stock issued under employee stock purchase plan	58	—	700	—	—	700
Issuance of restricted stock	172	1	(1)	—	—	—
Forfeitures of restricted stock	(20)	—	—	—	—	—
Stock-based compensation expense	—	—	5,150	—	—	5,150
Repurchased common stock	(1,231)	(12)	(20,855)	—	—	(20,867)
Excise tax on share repurchases	—	—	(87)	—	—	(87)
Balance at September 30, 2025	85,833	$858	$1,006,197	$446	$(116,835)	$890,666
2024
Balance at January 1, 2024	84,018	$840	$999,906	$(2,214)	$(149,471)	$849,061
Net income	—	—	—	—	4,035	4,035
Unrealized holding gain on investments, net of tax	—	—	—	60	—	60
Common stock issued under employee stock purchase plan	108	1	859	—	—	860
Forfeitures of restricted stock	(21)	—	—	—	—	—
Stock-based compensation expense	—	—	3,067	—	—	3,067
Repurchased common stock	(97)	(1)	(886)	—	—	(887)
Balance at March 31, 2024	84,008	$840	$1,002,946	$(2,154)	$(145,436)	$856,196
Net loss	—	—	—	—	(153,025)	(153,025)
Unrealized holding gain on investments, net of tax	—	—	—	200	—	200
Common stock issued under employee stock purchase plan	139	2	1,147	—	—	1,149
Issuance of restricted stock	1,630	16	(16)	—	—	—
Forfeitures of restricted stock	(22)	—	—	—	—	—
Stock-based compensation expense	—	—	1,952	—	—	1,952
Repurchased common stock	(2)	—	(11)	—	—	(11)
Balance at June 30, 2024	85,753	$858	$1,006,018	$(1,954)	$(298,461)	$706,461
Net income	—	—	—	—	19,441	19,441
Unrealized holding gain on investments, net of tax	—	—	—	1,745	—	1,745
Common stock issued under employee stock purchase plan	149	1	896	—	—	897
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	4,110	—	—	4,110
Repurchased common stock	(23)	—	(162)	—	—	(162)
Balance at September 30, 2024	85,866	$859	$1,010,862	$(209)	$(279,020)	$732,492

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$131,705	$(129,549)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	16,196	25,353
Amortization of premiums, discounts and issuance costs	698	703
Impairment losses	—	182,034
Loss on disposal of businesses	—	10,932
Net gain on investments in divested businesses	(20,906)	—
Stock-based compensation expense	12,700	9,129
Deferred income taxes	27,639	(15,880)
Other	(3,386)	(2,006)
Changes in assets and liabilities:
Accounts receivable	29,101	635
Prepaid expenses and other current assets	(784)	5,945
Other long-term assets	16,972	30,569
Accounts payable and accrued expenses	(38,833)	(34,154)
Payment of contingent consideration liability	(318)	—
Income taxes payable	9,377	7,527
Long-term professional liabilities	(7,406)	13,239
Other liabilities	(12,620)	(22,032)
Net cash provided by operating activities – continuing operations	160,135	82,445
Net cash used in operating activities - discontinued operations	(3,146)	(8,882)
Net cash provided by operating activities	156,989	73,563
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(19,196)	(8,167)
Purchases of investments	(23,484)	(54,402)
Proceeds from maturities or sales of investments	21,424	45,324
Proceeds from investment in divested business	30,000	—
Purchases of property and equipment	(13,171)	(18,582)
Other	(3,587)	2,359
Net cash used in investing activities	(8,014)	(33,468)
Cash flows from financing activities:
Borrowings on line of credit	—	235,500
Payments on line of credit	—	(235,500)
Payments on term loan	(14,063)	(9,375)
Payments on finance lease obligations	(1,346)	(2,045)
Payment of contingent consideration liability	(3,182)	—
Proceeds from issuance of common stock	2,538	2,906
Repurchases of common stock	(22,645)	(1,060)
Other	(158)	52
Net cash used in financing activities	(38,856)	(9,522)
Net increase in cash and cash equivalents	110,119	30,573
Cash and cash equivalents at beginning of period	229,940	73,258
Cash and cash equivalents at end of period	$340,059	$103,831

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

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

2. Cash Equivalents and Investments:

As of September 30, 2025 and December 31, 2024, the Company’s cash equivalents consisted entirely of money market funds totaling $6.8 million and $9.3 million, respectively.

Investments held are all classified as current and at September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Corporate securities	$50,467	$46,411
U.S. Treasury securities	42,506	40,590
Municipal debt securities	21,263	22,294
Federal home loan securities	6,792	6,640
Certificates of deposit	2,014	2,631
	$123,042	$118,566

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value
	Fair Value Category	September 30, 2025	December 31, 2024
Assets:
Money market funds	Level 1	$6,769	$9,295
Short-term investments	Level 2	123,042	118,566
Mutual funds	Level 1	18,909	18,581

The following table presents information about the Company’s financial instruments that are not carried at fair value at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	$400,000	$392,000	$400,000	$382,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the Term A Loan facility approximates its fair value as it bears interest at rates that approximate current market rates for debt agreements with similar maturities and credit quality. If the Term A loan facility was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net patient service revenue	$422,179	$438,675	$1,208,967	$1,293,353
Hospital contract administrative fees	67,728	72,413	201,137	215,129
Other revenue	2,968	70	9,974	2,073
	$492,875	$511,158	$1,420,078	$1,510,555

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contracted managed care	72%	72%	70%	71%
Government	23	23	25	24
Other third-parties	4	4	4	3
Private-pay patients	1	1	1	2
	100%	100%	100%	100%

5. Business Combinations:

On September 1, 2025, the Company completed the acquisition of several neonatology, maternal-fetal medicine and OB hospitalist practices in one transaction for a total consideration of $19.2 million, all of which was paid in cash at closing. The acquisition expanded the Company’s national network of physician practices across women’s and children’s services. In connection with this acquisition, the Company recorded tax deductible goodwill of $12.8 million, intangible assets consisting primarily of physician and hospital agreements of $6.1 million, operating lease right of use assets of $0.6 million, other assets of $0.3 million and operating lease liabilities of $0.6 million. In addition, during the three months ended September 30, 2025, the Company paid $3.5 million for contingent consideration related to a prior period acquisition.

6. Divestitures:

During the three months ended September 30, 2025, the Company recognized a gain of $28.8 million on an investment in a privately-held holding company of the buyer of its management services organization that was divested in 2019. The investment was measured under the measurement alternative for equity securities without readily determinable fair values. Under the measurement alternative, the investment was recorded at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the third quarter of 2025, the related company was acquired, and Pediatrix received a cash payment of $30 million in exchange for its investment.

During the three months ended September 30, 2025, the Company recognized a $7.9 million non-cash impairment charge related to an interest in its anesthesiology services medical group that was disposed in 2020. The non-cash impairment charge is recorded within the net gain on investments in divested businesses line item.

During the nine months ended September 30, 2024, the Company recognized a loss on disposal of businesses of $10.9 million associated with the exit of its primary and urgent care service line.

7. Goodwill and Long-Lived Asset Impairments:

During the second quarter of 2024, the Company experienced a triggering event, due to a sustained decline in its stock price and a market capitalization below the Company’s book equity value. As a result, the Company performed an interim goodwill impairment assessment. This assessment resulted in a non-cash goodwill impairment charge of $154.2 million.

During the nine months ended September 30, 2024, the Company recognized fixed asset impairments of $20.1 million, intangible asset impairments of $7.7 million and operating lease right-of-use asset impairments of $10.6 million associated with the exit of its affiliated office-based practices. The operating lease right-of-use impairments are recorded within the transformational and restructuring related expenses line item.

8. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$38,652	$46,431
Accrued salaries and incentive compensation	183,312	215,357
Accrued payroll taxes and benefits	41,277	35,450
Accrued professional liabilities	29,516	30,430
Accrued interest	2,780	8,159
Other accrued expenses	56,696	62,863
	$352,233	$398,690

The net decrease in accrued salaries and incentive compensation of $32.0 million, from December 31, 2024 to September 30, 2025, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2025. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

At September 30, 2025, the Company had an outstanding principal balance on the Amended Credit Agreement of $201.6 million, composed of the Term A Loan. There was no outstanding balance under the Revolving Credit Line at September 30, 2025. The Company had $450.0 million available on its Revolving Credit Line at September 30, 2025.

At September 30, 2025, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

10. Common and Common Equivalent Shares:

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average number of common shares outstanding	84,609	83,891	84,649	83,223
Weighted average number of dilutive common share equivalents(a)	1,004	632	910	—
Weighted average number of common and common equivalent shares outstanding	85,613	84,523	85,559	83,223
Antidilutive restricted stock not included in the diluted net income per common share calculation	60	2	132	389

(a) Due to a loss for the nine months ended September 30, 2024, 0.4 million incremental shares are not included because the effect would be antidilutive.

11. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified market or performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2025, the Company granted 1.1 million shares of restricted stock and 1.0 million of market-based deferred stock awards to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2025, the Company had 1.5 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2025, 0.2 million shares were issued under the ESPP. At September 30, 2025, the Company had approximately 1.4 million shares reserved for issuance under the ESPP. At September 30, 2025, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three and nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $3.4 million and $7.7 million, and $2.6 million and $7.5 million, respectively. In addition, during the three and nine months ended September 30, 2025 and 2024, the Company recognized an additional $1.7 million and $5.0 million, and $1.5 million and $1.6 million, respectively, of stock-based compensation related restructuring expense, which is included in transformational and restructuring related expenses in the Consolidated Statements of Income and Comprehensive Income.

12. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs.

The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the nine months ended September 30, 2025.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $2.9 million remained available for repurchase as of December 31, 2024. Under this share repurchase program, during the nine months ended September 30, 2025, the Company purchased 0.1 million of shares of its common stock for $1.8 million representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock, resulting in $1.1 million remaining available for repurchase under this authorization as of September 30, 2025.

In August 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $250.0 million of the Company's common stock in addition to its existing share repurchase programs. Under this share repurchase program, during the nine months ended September 30, 2025, the Company purchased 1.2 million shares of its common stock for $20.9 million, resulting in $229.1 million remaining available for repurchase under this authorization as of September 30, 2025.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

13. Segment Reporting:

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

14. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2025 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2025, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased slightly as compared to the three months ended September 30, 2024. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

Non-GAAP Measures

In our analysis of our results of operations, we use various GAAP and certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, we report adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”), defined as net income before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Earnings per share has also been adjusted (“Adjusted EPS”) and consists of diluted net income per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and impacts from discrete tax events. For the three and nine months ended September 30, 2025 and 2024, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude net gain on investments in divested businesses, loss on disposal of businesses and impairment losses, as relevant.

We believe these measures, in addition to income from operations, net income and diluted net income per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies. We encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and nine months ended September 30, 2025 and 2024, refer to the tables below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$71,708	$19,441	$131,705	$(129,549)
Interest expense	8,941	10,126	27,225	31,033
Income tax provision (benefit)	16,070	5,794	39,132	(5,120)
Depreciation and amortization expense	5,551	6,254	16,196	25,353
Transformational and restructuring related expenses	5,954	18,560	16,393	40,619
Net gain on investments in divested businesses	(20,906)	—	(20,906)	—
Impairment losses	—	—	—	182,034
Loss on disposal of businesses	—	59	—	10,932
Adjusted EBITDA	$87,318	$60,234	$209,745	$155,302

	Three Months Ended September 30,
	2025		2024
Weighted average diluted shares outstanding	85,613		84,523
Net income and diluted net income per share	$71,708	$0.84	$19,441	$0.23
Adjustments (1):
Amortization (net of tax of $482 and $446)	1,447	0.01	1,338	0.02
Stock-based compensation (net of tax of $851 and $656)	2,553	0.03	1,969	0.02
Transformational and restructuring expenses (net of tax of $1,489 and $4,640)	4,466	0.05	13,920	0.16
Net gain on investments in divested businesses (net of tax of $5,226)	(15,680)	(0.18)	—	—
Tax effects of goodwill impairment	—	—	(6,135)	(0.07)
Loss on disposal of businesses (net of tax of $15)	—	—	44	—
Net impact from discrete tax events	(7,003)	(0.08)	6,452	0.08
Adjusted income and diluted EPS	$57,491	$0.67	$37,029	$0.44

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended September 30, 2025 and 2024, other than for tax effects of goodwill impairment for the three months ended September 30, 2024. Tax effects of goodwill impairment relate to the goodwill impairment recognized in the second quarter of 2024.

	Nine Months Ended September 30,
	2025		2024
Weighted average diluted shares outstanding	85,559		83,223
Net income (loss) and diluted net income (loss) per share	$131,705	$1.54	$(129,549)	$(1.56)
Adjustments (1):
Amortization (net of tax of $1,334 and $1,842)	4,003	0.05	5,526	0.07
Stock-based compensation (net of tax of $1,927 and $1,872)	5,781	0.07	5,616	0.07
Transformational and restructuring expenses (net of tax of $4,099 and $10,155)	12,295	0.14	30,464	0.37
Net gain on investments in divested businesses (net of tax $5,226)	(15,680)	(0.18)	—	—
Impairment losses (net of tax of $28,573)	—	—	153,461	1.84
Loss on disposal of businesses (net of tax of $2,733)	—	—	8,199	0.10
Net impact from discrete tax events	(6,439)	(0.08)	8,456	0.10
Adjusted income and diluted EPS	$131,665	$1.54	$82,173	$0.99

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the nine months ended September 30, 2025 and 2024, other than for impairment losses, due to a portion of the expense being non-deductible.

Results of Operations

Three Months Ended September 30, 2025 as Compared to Three Months Ended September 30, 2024

Our net revenue was $492.9 million for the three months ended September 30, 2025, as compared to $511.2 million for the same period in 2024. The decrease in net revenue of $18.3 million, or 3.6%, was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in same-unit revenue. Same units are those units where we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $35.6 million, or 8.0%. The increase in same-unit revenue was comprised of an increase of $33.9 million, or 7.6%, from net reimbursement-related factors and $1.7 million, or 0.4%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved collection activity, increased patient acuity, primarily in neonatology, an increase in administrative fees from our hospital partners and a slightly favorable shift in payor mix. The net increase in revenue from patient service volumes was primarily related to increases in our neonatology services.

Practice salaries and benefits decreased $32.6 million, or 8.9%, to $332.3 million for the three months ended September 30, 2025, as compared to $364.9 million for the same period in 2024. The decrease of $32.6 million was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in clinical compensation expense, driven by benefits and incentive compensation based on practice results, at our existing units.

Practice supplies and other operating expenses decreased $9.2 million, or 31.4%, to $20.2 million for the three months ended September 30, 2025, as compared to $29.4 million for the same period in 2024. The decrease was primarily attributable to non-same unit activity, primarily from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $60.8 million for the three months ended September 30, 2025, as compared to $58.1 million for the same period in 2024. The net increase of $2.7 million was primarily related to increases in incentive compensation expense based on financial results. General and administrative expenses as a percentage of net revenue was 12.3% for the three months ended September 30, 2025, as compared to 11.4% for the same period in 2024.

Depreciation and amortization expense was $5.6 million for the three months ended September 30, 2025, as compared to $6.3 million for the same period in 2024. The net decrease of $0.7 million was primarily related to lower capital expenditures at our existing units.

Transformational and restructuring related expenses were $6.0 million for the three months ended September 30, 2025 as compared to $18.6 million for the same period in 2024. The expenses during 2025 primarily related to position eliminations across various shared services departments and to a lesser extent revenue cycle management transition activities. The expenses during 2024 primarily related to revenue cycle management transition activities, position eliminations across various shared services and operations departments and impairment of various right-of-use lease assets resulting from practice dispositions.

Loss on disposal of businesses was $0.1 million for the three months ended September 30, 2024, resulting from the disposals of our primary and urgent care practices.

Income from operations increased $34.3 million, or 101.2%, to $68.1 million for the three months ended September 30, 2025, as compared to $33.8 million for the same period in 2024. Our operating margin was 13.8% for the three months ended September 30, 2025, as compared to 6.6% for the same period in 2024. The increase in our operating margin was primarily due to favorable same-unit results, primarily related to same-unit revenue growth, and the impact from practice disposition activity. Excluding transformation and restructuring related expenses and loss on disposal of businesses, our income from operations was $74.1 million and $52.4 million, and our operating margin was 15.0% and 10.3% for the three months ended September 30, 2025 and 2024, respectively. We believe excluding the impacts from transformational and restructuring related activity and loss on disposal of businesses provides a more comparable view of our operating income and operating margin.

Total non-operating income was $19.7 million for the three months ended September 30, 2025, as compared to total non-operating expenses of $8.6 million for the same period in 2024. The net increase in non-operating income was primarily related to a net gain on investments in divested businesses of $20.9 million, an increase in interest income due to higher cash balances and a decrease in interest expense from modestly lower interest rates and borrowings.

Our effective income tax rate (“tax rate”) was 18.3% for the three months ended September 30, 2025 as compared to 23.0% for the three months ended September 30, 2024. The tax rate for the three months ended September 30, 2025 and 2024 includes a net discrete tax benefit of $7.0 million and tax expense of $6.5 million, respectively. After excluding discrete tax impacts during the three months ended September 30, 2025 and 2024, our tax rate was 26.8% and (2.6)%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate. The tax rate for the three months ended September 30, 2024 reflects the tax effects of the non-cash goodwill impairment charge.

Net income was $71.7 million for the three months ended September 30, 2025, as compared to $19.4 million for the same period in 2024. Adjusted EBITDA was $87.3 million for the three months ended September 30, 2025, as compared to $60.2 million for the same period in 2024. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from our same-unit results and practice disposition activity.

Diluted net income per common and common equivalent share was $0.84 on weighted average shares outstanding of 85.6 million for the three months ended September 30, 2025, as compared to $0.23 on weighted average shares outstanding of 84.5 million for the same period in 2024. Adjusted EPS was $0.67 for the three months ended September 30, 2025, as compared to $0.44 for the same period in 2024.

Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024

Our net revenue was $1.42 billion for the nine months ended September 30, 2025, as compared to $1.51 billion for the same period in 2024. The decrease in net revenue of $90.5 million, or 6.0%, was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in same-unit revenue. Same units are those units where we provided services for the entire current period and the entire comparable period. Same unit net revenue increased by $88.4 million, or 6.9%. The increase in same-unit net revenue was comprised of an increase of $68.5 million, or 5.4%, from net reimbursement-related factors and an increase of $19.9 million, or 1.5%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved collection activity, increased patient acuity, primarily in neonatology, an increase in administrative fees from our hospital partners, a favorable shift in payor mix and modest improvements in managed care contracting. The increase in revenue from patient service volumes was primarily related to increases in our neonatology and maternal-fetal medicine services.

Practice salaries and benefits decreased $99.0 million, or 9.1%, to $992.9 million for the nine months ended September 30, 2025, as compared to $1.09 billion for the same period in 2024. The decrease of $99.0 million was primarily attributable to non-same unit activity, primarily from practice dispositions, partially offset by an increase in clinical compensation expense, driven by incentive compensation based on practice results and benefits, at our existing units.

Practice supplies and other operating expenses decreased $33.4 million, or 36.0%, to $59.5 million for the nine months ended September 30, 2025, as compared to $92.9 million for the same period in 2024. The decrease was primarily attributable to non-same unit activity, primarily from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $175.1 million for the nine months ended September 30, 2025, as compared to $174.9 million for the same period in 2024. The net increase of $0.2 million was primarily related to higher incentive-based compensation based on financial results offset by net staffing reductions. General and administrative expenses as a percentage of net revenue were 12.3% for the nine months ended September 30, 2025, as compared to 11.6% for the same period in 2024.

Depreciation and amortization expense was $16.2 million for the nine months ended September 30, 2025, as compared to $25.4 million for the same period in 2024. The net decrease of $9.2 million was primarily related to non-same unit activity, primarily practice dispositions, and lower capital expenditures at existing units.

Transformational and restructuring related expenses were $16.4 million for the nine months ended September 30, 2025 as compared to $40.6 million for the same period in 2024. The expenses during 2025 primarily related to position eliminations across various shared services departments and revenue cycle management transition activities. The expenses during 2024 primarily related to the impairment of various right-of-use lease assets resulting from our practice portfolio management activities, position eliminations across various shared services and operations departments and revenue cycle management transition activities.

Goodwill impairment was $154.2 million for the nine months ended September 30, 2024, resulting from the triggering event during the second quarter based on a sustained stock price decline.

Long-lived asset impairments were $27.8 million for the nine months ended September 30, 2024, resulting from the practice portfolio management plan.

Loss on disposal of businesses was $10.9 million for the nine months ended September 30, 2024, resulting from the disposals of our primary and urgent care practices.

Income from operations increased $268.0 million, or 248.2%, to $160.0 million for the nine months ended September 30, 2025, as compared to loss from operations of $108.0 million for the same period in 2024. Our operating margin was 11.3% for the nine months ended September 30, 2025, as compared to (7.1)% for the same period in 2024. The increase in our operating margin was primarily due to the impact from practice disposition activity and favorable same-unit results, primarily related to same-unit revenue growth. Excluding impairment activity, transformation and restructuring related expenses and loss on disposal of businesses, our income from operations was $176.4 million and $125.5 million, and our operating margin was 12.4% and 8.3% for the nine months ended September 30, 2025 and 2024, respectively. We believe excluding the impacts from impairment activity, transformational and restructuring related activity and loss on disposal of businesses provides a more comparable view of our operating income and operating margin.

Total non-operating income was $10.8 million for the nine months ended September 30, 2025, as compared to net non-operating expenses of $26.7 million for the same period in 2024. The net increase in non-operating income was primarily related to a net gain on investments in divested businesses of $20.9 million, an increase in interest income due to higher cash balances and interest rates and a decrease in interest expense from modestly lower interest rates and borrowings.

Our tax rate was 22.9% for the nine months ended September 30, 2025 as compared to 3.8% for the nine months ended September 30, 2024. The tax rates for the nine months ended September 30, 2025 and 2024 include a net discrete tax benefit of $6.4 million and tax expense $8.5 million, respectively. After excluding discrete tax impacts during the nine months ended September 30, 2025 and 2024, our tax rate was 27.0% and 10.1%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate. The tax rate for the nine months ended September 30, 2024 reflects the tax effects of the non-cash goodwill impairment charge.

Net income was $131.7 million for the nine months ended September 30, 2025, as compared to net loss of $129.5 million for the same period in 2024. Adjusted EBITDA was $209.7 million for the nine months ended September 30, 2025, as compared to $155.3 million for the same period in 2024. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from our same-unit results and practice disposition activity.

Diluted net income per common and common equivalent share was $1.54 on weighted average shares outstanding of 85.6 million for the nine months ended September 30, 2025, as compared to diluted net loss per common and common equivalent share of $1.56 on weighted average shares outstanding of 83.2 million for the same period in 2024. Adjusted EPS was $1.54 for the nine months ended September 30, 2025, as compared to $0.99 for the same period in 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $340.1 million of cash and cash equivalents as compared to $229.9 million at December 31, 2024. Additionally, we had working capital of $324.6 million at September 30, 2025, an increase of $119.2 million from working capital of $205.5 million at December 31, 2024. The net increase in working capital is primarily due to net favorable impacts in our same-unit results, primarily related to an increase in revenue.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating activities	$160,135	$82,445
Investing activities	(8,014)	(33,468)
Financing activities	(38,856)	(9,522)

Operating Activities

During the nine months ended September 30, 2025, our net cash provided by operating activities from continuing operations was $160.1 million, compared to $82.4 million for the same period in 2024. The net increase in cash provided of $77.7 million was primarily due to higher earnings and increases in cash flow from accounts receivable.

During the nine months ended September 30, 2025, cash inflow from accounts receivable was $29.1 million, as compared to $0.6 million for the same period in 2024. The increase in cash flow from accounts receivable for the nine months ended September 30, 2025 as compared to the prior year period was primarily due to a decrease in days sales outstanding (“DSO”).

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 43.1 days at September 30, 2025 as compared to 47.6 days at December 31, 2024 and 51.6 days at September 30, 2024. The decrease in our DSO from December 31, 2024 and September 30, 2024 was primarily related to improved cash collections at our existing units.

Investing Activities

During the nine months ended September 30, 2025, our net cash used in investing activities of $8.0 million consisted of acquisition payments of $19.2 million, capital expenditures of $13.2 million, $3.6 million of other activity, primarily related to practice dispositions, and net purchases of investments of $2.1 million. These activities were partially offset by proceeds from an investment in a divested business of $30.0 million.

Financing Activities

During the nine months ended September 30, 2025, our net cash used in financing activities of $38.9 million consisted primarily of stock repurchases of $22.6 million, payments on our Term A Loan (as defined below) of $14.1 million, and a contingent consideration payment of $3.2 million.

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

At September 30, 2025, we had an outstanding principal balance on the Amended Credit Agreement of $201.6 million, composed of the Term A Loan. There was no balance outstanding under the Revolving Credit Line. We had $450.0 million available on the Revolving Credit Line at September 30, 2025.

At September 30, 2025, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At September 30, 2025, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2025.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2025 was $269.2 million, of which $29.5 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $20.2 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, future impacts of legal, regulatory, political and macroeconomic developments and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements include the following: the impact of the Company’s practice portfolio management plans and whether the Company is able to achieve the expected favorable impact to Adjusted EBITDA therefrom, the effects of economic conditions on our business; the effects of the Medicare Access and CHIP Reauthorization Act of 2015, the ACA, the One Big Beautiful Bill Act and potential additional healthcare reform; our relationships with government-sponsored or funded healthcare programs and with managed care organizations and commercial health insurance payors; the impact of state budgetary constraints and uncertainty over the future of Medicaid; the impact of surprise billing legislation; our transition to a hybrid revenue cycle management model; the timing and contribution of future acquisitions or organic growth initiatives; our ability to comply with the terms of our debt financing arrangements; the effects of our transformation initiatives, including our renewed focus, and growth strategy for, our hospital based and maternal fetal businesses; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the 2024 Form 10-K as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At September 30, 2025, we had an outstanding principal balance of $201.6 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $2.0 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we repurchased 1.2 million shares of our common stock under the share repurchase program that was approved by our board of directors in August 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
July 1 – July 31, 2025	—	$—	—	(a)
August 1 – August 31, 2025	415,522	17.06	415,522	(a)
September 1 – September 30, 2025	815,476	16.84	815,476	(a)
Total	1,230,998	$16.92	1,230,998	(a)

(a)
We have three active repurchase programs. Our July 30, 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. Our August 2, 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $498.9 million as of September 30, 2025. Our August 18, 2025 repurchase program allows us to repurchase up to an additional $250.0 million of shares of our common stock, of which we repurchased $20.9 million as of September 30, 2025.
(b)
Average price paid per share excludes costs associated with repurchases, including the 1% excise tax on share repurchases as a result of the Inflation Reduction Act of 2022.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Pediatrix Medical Group, Inc.

Date: November 3, 2025	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By: /s/ Kasandra H. Rossi
Kasandra H. Rossi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)