Form 10-K
period 2025-12-31
Pediatrix Medical Group, Inc.
filed 2026-02-19
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $899,915,751 based on a $14.35 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 13, 2026 was 83,001,072.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2026 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

Pediatrix Medical Group, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2025

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. During 2024, we formalized our practice portfolio management plans, resulting in a decision to exit almost all of our affiliated office-based practices, other than maternal-fetal medicine. As of December 31, 2024, these plans were completed. Additionally, we exited our primary and urgent care service line during 2024 based on a review of the cost and time that would be required to build the platform to scale. At December 31, 2025, our national network comprised approximately 2,295 affiliated physicians, including 1,350 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 475 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 230 physicians providing pediatric intensive care, 220 physicians providing hospital-based pediatric care, and 20 physicians providing pediatric surgical care.

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

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide, either directly or through our affiliated professional contractors:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians, who staff and manage clinical activities at over 360 NICUs in 32 states. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. Our affiliated physicians who provide this clinical care staff and manage pediatric intensive care units (“PICUs”) at approximately 60 hospitals.

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

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2025, we screened over 793,000 babies for potential hearing loss at 340 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

Clinical Research, Education, Quality and Safety

As part of our ongoing commitment to improving patient care through evidence-based medicine, we also conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs with a focus on women's and children's services that we believe is unrivaled. Our physician-led approach to clinical research and continuous quality improvement has consistently demonstrated improvements in clinical outcomes, while reducing the costs of care associated with complications as well as variability in care processes. We provide extensive continuing medical and nursing education to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies, national best practices and evidence-based guidelines and also provide continuing medical education to external clinicians. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit from our clinical research, education, quality and safety initiatives.

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

Neonatal Medicine. Of the over 3.6 million births in the United States annually, we estimate that 14%-15% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 7,200 board-certified neonatologists in the United States.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 3,100 board-certified maternal-fetal medicine subspecialists in the United States.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 3,400 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 1,200 board-certified pediatric surgeons in the United States.

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
•
Acquire Physician Practice Groups. We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties. During 2025, we added one maternal-fetal medicine practice and acquired several neonatology, maternal-fetal medicine and OB hospitalist practices in one transaction.
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

CLINICAL RESEARCH, EDUCATION, QUALITY AND SAFETY

As part of our patient focus and ongoing commitment to improving patient care through evidence-based medicine, we engage in clinical research, continuous quality improvement, safety and education initiatives. Our goal is to discover, understand and teach healthcare practices that enhance the abilities of our clinicians to deliver the highest quality care, thereby contributing to better patient outcomes, a better patient experience and reduced long-term health care costs. These initiatives benefit our patients, clinicians, referring and collaborating physicians, hospital partners and third-party payors. Our goal is to enhance the value of our services, attract new and retain high-quality clinicians, improve clinical operations and enhance practice communication.

•
Clinical Research. We conduct clinical research to discern ways to improve clinical care for our patients and for the specialty of neonatology. We share our discoveries throughout the medical community by presenting at local, regional, national and international conferences as well as publishing our observations in peer-reviewed medical journals. To help facilitate and support research efforts, we have a Research Advisory Committee (“RAC”) with a goal to design, implement and maintain a program for clinical research oversight and support that enables our practices to conduct research that is safe, effective, financially viable and legally compliant. The RAC’s multi-disciplinary approach involves the collaboration of both clinical and business professionals, including finance, legal and compliance. With participating clinicians located throughout the country, the RAC supports a comprehensive scope of research efforts. This broad perspective allows us to better anticipate future needs and opportunities.

•
Quality and Safety. Through the leadership of our affiliated clinicians, we have cultivated a culture of continuous quality improvement and safety, which is the cornerstone of our success and helps us to fulfill our mission to “Take great care of the patient, every day and in every wayTM”. Our team of clinical experts leads and provides oversight of national quality and safety programs across various specialties and subspecialties.

•
Continuous Quality Improvement (“CQI”). CQI initiatives are important for our clinicians. We provide our clinicians with the opportunity to collaborate, share best practices and facilitate access to valuable information, resources, and professional development tools. Our affiliated clinicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. Complex initiatives are derived and based on our long-standing CQI efforts, our value-based care initiatives, and various clinical quality collaboratives. Our quality metrics include standard clinical outcome reporting, trend analysis and threshold performance, which are provided to our affiliated clinicians.

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

•
Education. We provide continuing medical and nursing education to our affiliated clinicians to ensure that they have access to current treatment methodologies, national best practices, and evidence-based guidelines and also provide continuing medical education to external clinicians. The Pediatrix Center for Research, Education, Quality and Safety is accredited by the Accreditation Council for Continuing Medical Education and the American Nurses Credentialing Center’s Commission on Accreditation. As an accredited provider of continuing medical and nursing education, we offer a variety of live and online high quality educational credit opportunities that can be accessed on demand by our providers and are in synergy with latest research publications and healthcare industry standards. In addition, each year, thousands of healthcare providers worldwide take advantage of educational programs hosted by Pediatrix. We believe that the number of clinicians both nationally and internationally who participate in these activities is evidence of the depth and breadth of our clinical expertise and position as an industry leader.

•
Innovation. We believe collaborative innovation is a pathway towards excellence in research, education, quality and safety. Because of the critical role innovation plays, our team strives to integrate the latest technological advances, artificial or augmented intelligence and mobile applications into everyday care. Telehealth and mobile health, virtual reality, point-of-care diagnostics and advanced data analytics are currently shaping the future of medicine. Our team is actively engaged in integrating the latest innovations that can optimize clinical care delivery and augment our clinical research initiatives with the goal of further optimizing patient outcomes.

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

•
BabySteps®. BabySteps is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and findings and to provide them with a decision tree to assist them in certain situations with the selection of appropriate billing codes. During the past few years, we focused on advancing the efficiency of clinical documentation, integration and interoperability, introducing new billing capabilities, and advancing the security posture of the BabySteps platform. We added new personalization features and practice specific templates to enhance and streamline the clinician experience and decrease clinician documentation burden, as well as hundreds of new integrations with hospital partners designed to increase workflow efficiency, decrease data entry errors, and advance our interoperability capabilities. In addition, we have enabled inbound admissions, discharge and transfer interfaces for the majority of our BabySteps sites, allowing for a streamlined registration process. We created two new modules, Newborn Express and Neo Express, to support charge capture and streamlined documentation of newborn and neonatology services, reducing the number of applications in use by clinicians, allowing for a simplified clinician experience and practice/organizational cost savings. In 2024, we received our initial HITRUST recognition for the BabySteps platform, validating our security posture both internally and with our external hospital partners. HITRUST is considered the gold standard for healthcare data security and compliance and is a certification that many of our hospital partners asked us to pursue. We believe HITRUST certification not only enhances our credibility in the industry, but also strengthens our commitment to protecting our patients’ data. In 2025, we continued the interim assessment and gap analysis for the next HITRUST phase.
•
Clinical Data Warehouse. BabySteps Cloud enables our affiliated physician practices to capture a consistent set of clinical information about the patients to whom we provide care. We de-identify and transfer data from the clinical documentation that resides in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 2.1 million patients and approximately 37 million patient days. With comprehensive reporting tools, our physicians can use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes.
•
pMD Charge Capture. Our electronic charge capture system is used to code and bill for pediatric intensive care clinicians, hospitalists, other hospital providers, as well as all hospital services delivered by our ambulatory providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.

•
Nextgen®. We have licensed the Nextgen Electronic Health Record (“EHR”) and Practice Management (“PM”), an integrated product line for our affiliated ambulatory physicians and other clinicians to record patient clinical documentation and manage the full revenue cycle. This product line provides additional benefits to our ambulatory practices, including clinical decision trees to assist physicians with the selection of compliant billing codes, medication management (including electronic prescription of controlled substance and prescription drug monitoring programs), promotion of consistent documentation, patient engagement tools, virtual visits and telemedicine tools, Artificial intelligence tools for streamlined clinician documentation, a new referral management template, and data for research and education. We continue to evolve the NextGen EHR and PM to respond to regulatory updates and our evolving ambulatory services landscape.

Our management information systems are also an integral element of the billing and reimbursement process. We maintain systems that provide for electronic data interchange with payors that accept electronic submissions, including electronic claims submission, insurance benefits verification and claims processing and remittance advice, which enable us to track numerous and diverse third-party payor relationships and payment methods. Our information systems provide scalability and flexibility as payor groups upgrade their payment and reimbursement systems. We continually seek improvements to our systems to expedite the overall process, streamline information gathering from our clinical systems and improve efficiency in the reimbursement process.

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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units through the awarding of contracts and hospital privileges. We have been retained by approximately 400 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric and pediatric care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 14% of our net revenue for 2025. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. As of December 31, 2025, 40 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level, and some states offer expanded coverage, with state eligibility thresholds that may range from 133% to 400% of the federal poverty level based on a combination of federal mandates and voluntary state expansions. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors ─ “State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs” and “Potential healthcare reform efforts may have a significant effect on our business.”

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

HIPAA and Other Privacy, Security and Breach Notification Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. For example, the Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations (collectively, “HIPAA”) impose requirements to protect the privacy and security of protected health information (“PHI”) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. The U.S. Department of Health and Human Services (“HHS”), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys' fees related to violations of HIPAA in such cases. As part of our business operations, including in connection with medical record keeping, third-party billing, research and other services, we and our affiliated physician practices collect and maintain PHI regarding patients, which subjects us to compliance with HIPAA requirements.

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

In addition, in 2009, Congress enacted the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act. Among other changes to the laws governing PHI, HITECH required HHS to strengthen and expand HIPAA requirements, increase penalties for violations, give patients new rights to restrict uses and disclosures of their PHI, and impose a number of privacy and security requirements directly on Business Associates. A Covered Entity can also be held liable for violations of HIPAA resulting from the acts or omissions of any Business Associate acting as its agent.

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

Numerous state and certain other federal laws are designed to protect the privacy and security of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional compliance obligations. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy and security violations as well as data breaches. The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, among other things, created new data privacy obligations for covered companies and provides new privacy rights to California residents. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) amendments to the CCPA became fully operative. The CPRA amendments, among other things, created a new agency, the California Privacy Protection Agency (“CPPA”), which is authorized to issue substantive regulations and has resulted in increased privacy and information security enforcement and provided even greater rights to consumers with respect to their data, such as the right to correction, data portability, access to information about processing and profiling activities, and opt-out rights. Although there are limited exemptions for PHI and the CCPA's implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA and other state privacy laws may increase our compliance costs and potential liability. Laws similar to the CCPA, or specifically focusing on consumer health privacy such as the State of Washington's "My Health My Data Act", have passed or have been proposed in several other states and also have been proposed at the federal level. Particularly in light of the United States Supreme Court’s decision in Dobbs v. Jackson Women’s Health Organization, which overturned Roe v. Wade and eliminated the constitutional right to abortion in the United States, there has been significant attention and state legislative activity on the collection, use and disclosure of health information. To the extent these laws apply to our operations, they may ultimately have new or conflicting requirements that would further complicate compliance. Further, new health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. While these laws generally include exemptions for HIPAA-covered entities or data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.

In addition, we are subject to a variety of legal and industry standards with respect to information security and the handling of other special categories of data. For example, industry groups such as the payment card industry have developed self-regulatory guidelines for privacy and data security. In order to accept payments from payment cards through a third-party vendor, merchants must use payment card processing applications that have been validated under the Payment Application Data Security Standard (“PA-DSS”), and complete a self-assessment questionnaire that complies with the Payment Card Industry Data Security Standard (“PCI-DSS”). Failure to comply with PA-DSS and PCI-DSS may result in fines and penalties imposed by payment card brands, and/or termination of the merchant’s relationship with the bank it relies on to process payment card payments.

The Federal government has also responded by instructing federal agencies, such as the HHS and FTC, to use their existing authority to provide greater protections for consumers with respect to the use of their data, and more specifically, their health data. For instance, the FTC has been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC also finalized changes to the Health Breach Notification Rule in April 2024. We expect continued scrutiny by federal and state regulators, business partners, and consumers on our collection, use and disclosure of health information. This is of even greater significance with respect to our women’s health services and treatment of pregnant women. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.

These requirements are also subject to change. On December 10, 2020, HHS issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, including creating an exception to the minimum necessary standard for healthcare coordination, and other proposals to increase patient access to their health information, among other changes. Moreover, on December 27, 2024, HHS issued proposed revisions to the HIPAA Security Rule aimed at strengthening required cybersecurity protections for protected health information. While a final rule has not yet been issued for either proposed rule, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements. Compliance with new privacy, security, and breach notification laws, regulations, requirements and self-regulatory guidelines, as well as laws relating to Artificial Intelligence or automated decision making technologies, may result in increased operating costs for our privacy and data practices, and may constrain or require us to alter our business model or operations. For example, changes to HIPAA promulgated pursuant to HITECH further restricted our ability to collect, disclose and use PHI and imposed additional compliance requirements on us.

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

HUMAN CAPITAL MANAGEMENT

We believe our affiliated physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2025, we had approximately 2,295 practicing physicians affiliated with us, and we employed or contracted with approximately 2,020 other clinical professionals and approximately 2,260 other full-time and part-time employees. Our affiliated physicians and clinicians provide critical medical care through several women’s and children’s healthcare services across 37 states, providing care to the most vulnerable patient population in the country: expecting mothers and their newborns and children.

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

Training and Leadership Development

We are committed to the continued development of our people and believe in fostering great leaders. Our Training and Development team is committed to providing an environment that fosters both individual and organizational development. Through its various training and educational programs, the training and development team supports the organization’s commitment to excellence and its mission to “Take great care of the patient, every day and in every wayTM”. We make available a catalog of over 16,000 courses to all audiences across subjects including business skills, leadership and management, office productivity, health and wellness and personal development, among others. The courses are designed to develop great people who become great leaders that will ultimately shape a great company. Our training materials were enhanced with additional resources to support remote work environments that have remained a valuable alternative for many of our employees.

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

GEOGRAPHIC COVERAGE

We provide physician services across 37 states. During 2025, approximately 64% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 32% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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
•
COVID-19 necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the COVID-19 public health emergency, and certain flexibilities afforded to the provision and reimbursement of telehealth have been and may continue to be rolled back.
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
•
Our use of artificial intelligence technologies may expose us to additional legal, regulatory, operational, and competitive risks.
•
Federal and state laws concerning the privacy and security of personal information may increase our costs and limit our ability to collect and use that information. Any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

Risks Related to Macroeconomic Conditions

Economic conditions could have an adverse effect on our business.

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2025, the percentage of our patient service revenue being reimbursed under GHC Programs remained stable as compared to the year ended December 31, 2024. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes and reimbursement for services we provide could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and any uncertainty around the future of the ACA, and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges has in the past resulted and, if it were to occur again in the future may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions; however, these initiatives might not be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

Birth data for 2024 indicate that total births in the United States increased by 1% compared to 2023. Provisional data for 2025 is not yet available. Despite the slight increase in the number of total births in 2024, the birth rate has generally declined and future declines in births are possible, particularly if there is an economic recession, and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows, financial condition and the trading price of our securities.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net revenue in 2025 was generated by our operations in five states. In particular, Texas accounted for approximately 32% of our net revenue in 2025. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, increases in unreimbursed services arising from services furnished to undocumented noncitizens, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

All federal and state government health care programs, including for example Medicare, Medicaid and the ACA, may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. The current administration and Republican-controlled Congress may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Further, efforts by the second Trump Administration to limit federal agency budgets or personnel may result in program cuts and reductions to agency budgets, employees, and operations, which could result in increased costs or other negative impacts on our business that are difficult to predict. In addition, the staff of an executive administrative agency created by the second

Trump Administration was provided access to key payment and contracting systems at CMS to look for opportunities for improving efficiency and to identify fraud and ineffective use of resources. State governments, including Florida, have implemented similar initiatives focused on improving efficiency and identifying fraud in state healthcare programs. While we cannot predict the actions of the current administration or state governments, there is a possibility that changes may be made to CMS and/or state-level spending, which could ultimately affect our financial condition and results of operation.

While there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, legislative attempts to completely repeal the ACA have been unsuccessful to date. Most recently, on June 27, 2025, the United States Supreme Court issued its decision in Braidwood Management v. Becerra, upholding the ACA’s requirement that private health plans cover certain preventive services recommended by the U.S. Preventive Services Task Force without cost sharing and rejecting the plaintiffs' claims that the requirements is unconstitutional and violated the plaintiffs' rights under the Religious Freedom Restoration Act. There may be additional future challenges to the ACA and the impact of such challenges, if any, on our business are uncertain. Changes resulting from these proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

The ACA provided premium tax credits to help make insurance more affordable for individuals and families with incomes between 100% and 400% of the federal poverty limit. The American Rescue Plan Act ("ARPA") enacted in March 2021, temporarily extended these tax credits to individuals with incomes above 400% of the federal poverty level and made the subsidy more generous for those below 400%. The ARPA tax credits were originally set to expire on January 1, 2023, but Congress through the Inflation Reduction Act, enacted in mid-2022, extended the expanded tax credits through December 31, 2025. While legislation to extend the ARPA tax credits has been introduced, no such extension has been adopted to date. Partially because of these changes, millions of people newly enrolled in health exchange plans. The enhanced premium subsidies lapsed on December 31, 2025, but further extensions remain subject to ongoing legislative consideration as of the date of this report. Due to the lapse in these tax credits, Americans will face much higher monthly premiums for ACA marketplace plans and many Americans could lose insurance coverage. This change could have a material impact on our business.

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

In addition to the ACA, there could be changes to other GHC Programs, such as a change to the Medicaid program design or Medicaid coverage and reimbursement rates set forth under federal or state law. For example, on July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which reforms the Medicaid program by eliminating certain financial incentives for states that have expanded their Medicaid programs under the ACA, imposing work requirements on certain adult beneficiaries, and requiring states to increase patient cost-sharing amounts for certain services. These reforms to the Medicaid program could have a material impact on our business.

Historically, Congress and the Trump Administration sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for Medicaid benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and/or make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income.

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

Moreover, certain potentially material changes seem likely with respect to government reimbursement and the healthcare industry in general. For instance, the 2024 Medicare Physician Fee Schedule Final Rule decreased the 2024 conversion factor (i.e., the amount Medicare pays per relative value unit (wRVU)) by nearly 3.4% from the 2023 amount. Congress enacted legislation to moderate some of these cuts, but Medicare payments to physicians still decreased in 2024. For 2025, the conversion factor was decreased by 2.93%, further reducing reimbursement amounts for physician services. The 2026 Medicare Physician Fee Schedule Final Rule increased the conversion factor for qualifying alternative payment model participants (“QPs”) by approximately 3.77% and increased the conversion factor for physicians and other practitioners who are not QPs by 3.26% compared with 2025 levels. However, if the conversion factor is reduced again in the future, Medicare payments to physicians may again decrease. These reductions adversely affect reimbursement for physician services and could also negatively impact other GHC Program reimbursement and commercial payor reimbursement. These changes could materially impact our business.

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

COVID-19 necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the COVID-19 public health emergency, and certain flexibilities afforded to the provision and reimbursement of telehealth have been and may continue to be rolled back.

In an effort to address shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection and to provide safe access to care for our patients, we converted certain in-person visits to telehealth visits and have continued to provide services in this manner. There is significant variation in demand, consumer acceptance, and market adoption of telehealth services. The provision of telehealth is largely regulated at the state level and can include, among other things, variations in the definition of telehealth, physician/patient relationship requirements, informed consent for telehealth services, licensure, scope of practice, covered modalities, electronic prescribing, coverage and reimbursement, and privacy and security requirements. Our ability to conduct telehealth services and provide medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. While numerous federal agencies released waivers to ease regulatory obstacles to the adoption of telehealth, many of these waivers do not override applicable state laws. States have adopted waivers as well but differ in the scope and application of such waivers and also on the time period the waiver is available. Many state waivers in relation to COVID-19 have already expired. On a federal level, CMS created flexibilities for the provision and reimbursement of telehealth for Medicare beneficiaries during the COVID-19 PHE. While some of these flexibilities have been permanently extended, others have been temporarily extended through December 31, 2027. If Congress or a federal agency does not act to again extend these flexibilities, they could expire, and these changes could materially impact our business.

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

MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. The Merit-based Incentive Payment System (“MIPS”) allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2026 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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

The Transparency in Coverage Final Rule, published November 12, 2020, aims to put health pricing information into the hands of consumers and allow them to select their providers based, in part, on cost. The final rule was phased in between July 2022 and January 2024 and imposed two main requirements. First certain health plans and insurers are required to publish on a public website machine-readable files containing information on their in-network negotiated rates, billed charges and allowed amounts paid for out-of-network providers, and the negotiated rate and historical net price for prescription drugs. Second certain health plans and issuers must report to their covered members, through a self-service pricing tool, certain pricing information (including the in-network rate and out-of-network allowed amounts) and cost-sharing obligations for all covered items and services. These requirements remain subject to change, and we cannot predict how the availability of this health pricing information may impact our business operations and patient volumes. Moreover, Congress is considering legislation that imposes additional transparency requirements on providers. For example, in January 2026, the White House released information on the “Great Healthcare Plan.” This plan would increase transparency requirements for health insurers, cut payments to pharmacy benefit managers, and expand the use of health savings accounts. If patients choose to use services of less costly providers, we could see a reduction in patient volumes or decide to reduce the prices of our services to compensate, either of which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2025, 40 states, and the District of Columbia, adopted the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees. Moreover, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. They also have sought to reduce payments to certain hospitals in some of these states. Should any of these changes take effect, we cannot predict with any assurance the ultimate effect to reimbursements for our services.

Congress and the second Trump Administration may also seek substantial reforms to Medicaid and the ability of states to design Medicaid programs. In recent years, members of Congress have introduced a number of proposals intended to reform the Medicaid program by cutting or expanding coverage and available benefits, and the program is in a state of flux. Further, the One Big Beautiful Bill Act reformed the Medicaid program by imposing work requirements on certain adult beneficiaries, and requiring states to increase patient cost-sharing amounts for certain services, among other reforms. Any additional changes, if enacted, could reduce or eliminate eligibility for certain individuals or reduce payments to providers of services. As a result, we could experience an increase in the number of uninsured patients and delayed or reduced Medicaid payment for services furnished to program enrollees.

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

In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not in network with the patient’s insurer (the “No Surprises Act” or the “NSA”). Effective January 1, 2022, if a patient’s insurance plan is subject to the NSA, the patient generally may not be balance billed in excess of their plan’s in-network cost-sharing amount for the provision of emergency care rendered by an out-of-network provider at certain in-network or out-of-network facilities. The NSA also prohibits an out-of-network provider from balance billing a patient for the provision of non-emergency services rendered in connection with a patient’s visit at certain in-network facilities, unless, for certain services, the patient is notified in advance and provides consent to being balance billed in accordance with technical requirements set forth in the NSA. Notably, however, there are certain services for which a balance billing is always prohibited and consent to do so may never be obtained, including emergency medicine, anesthesia, pathology, radiology, laboratory, and neonatology services. Providers that violate these surprise billing prohibitions may be subject to enforcement action by the Centers for Medicare and Medicaid Services (“CMS”), the U.S. Department of Labor, or by states, one or both of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as federal civil monetary penalties and any state-specific penalties. To that end, many states have similar legislation on this topic that continue to evolve.

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

For claims subject to the NSA, including many emergency care services, out-of-network providers (and facilities, in the emergency care context) are paid an initial payment by the plan. If a provider (or facility, in the emergency care context) receives a payment denial or is unsatisfied with the out-of-network rate paid by the plan and the parties are unable to resolve the dispute, either party can initiate an Independent Dispute Resolution (“IDR”) process, which is essentially an arbitration process whereby a certified IDR entity evaluates proposed offers from both the provider/facility and the plan and makes a determination based on several factors, including, but not limited to, the QPA. The outcome of each IDR dispute is generally binding on both the provider/facility and plan with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment, though providers have had difficulty enforcing IDR awards against insurers. The NSA interim final rules establishing the IDR process have been subject to a series of legal challenges that resulted in the Eastern District of Texas vacating certain provisions of such rules and related guidance documents in 2023, with the Fifth Circuit Court of Appeals affirming several of these holdings. In October 2023, CMS issued a proposed rule that included new provisions governing the IDR process. That and other rulemaking remains ongoing, and litigation related to the QPA also remains ongoing.

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

In general, payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). A shift in the mix of our payors from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. Further, the Congressional Budget Office has estimated that the One Big Beautiful Bill Act will cut federal spending on Medicaid and CHIP benefits by $1 trillion, due in part to eliminating at least 10.5 million people from the programs by 2034. If Congress does not act to extend CHIP beyond 2027, or if Congress extends CHIP but substantially alters the current program, we could be adversely affected if children in states where we do business lose Medicaid coverage or payments for services furnished to these children are delayed or reduced.

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

In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments to healthcare providers for certain services under the Medicare program. For example, Congress established automatic spending reductions under the Budget Control Act of 2011 (the “BCA”), resulting in a 2% reduction in Medicare payments that began in 2013 and extend through the first eleven months of the FY 2032 sequestration order. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022. In addition, as a result of ARPA, an additional Medicare payment reduction of up to 4% was to take effect in January 2022; however, Congress has repeatedly delayed implementation of this reduction until 2026. Further, the projected budget deficit associated with the One Big Beautiful Bill Act may trigger additional payment reductions, reducing Medicare spending by an estimated $45 billion, if Congress does not take action. Any downward adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because a state’s Medicaid payments cannot exceed the payments it would have made had those patients been enrolled in traditional Medicare, and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress. We anticipate that the federal deficit will continue to place pressures on GHC Programs.

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

In the event we attempt to balance-bill patients, we may be limited in our ability to do so by certain state and federal laws and regulations, as discussed above. As these laws and regulations continue to develop, it could incentivize certain third-party payors to cut rates and/or terminate agreements as a business strategy which could lower overall reimbursement to providers. Any reductions in reimbursement amounts could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business— “Government Regulation—Fraud and Abuse Provisions.” Further, identified overpayments from Medicare or Medicaid must be refunded to the government within 60 days of identification or the entity could be held liable under the federal False Claims Act (“FCA”), including for treble damages and substantial civil penalties, currently set at $14,308 up to $28,619 per false claim or statement for penalties assessed after July 3, 2025. In addition, our contracts with private insurers often provide such insurers with audit rights over payments made to us and the ability to seek recoupment for overpayments. We believe that audits, inquiries and investigations from government agencies, government contractors and private insurers will occur from time to time in the ordinary course of our business, which could result in substantial costs to us, legal actions by or against us, and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”

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

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. For example, in some states, we are dependent on our relationship with affiliated physician practices, which we do not own, to provide physician and other clinical services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with our providers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, or if our contractual relationships with such entities cease to continue. Our contracts include management services agreements among other agreements with such affiliated physician practices, to which these practices reserve exclusive control and responsibility for all aspects of the practice of medicine and delivery of medical services. Recent state legislative activity has reflected growing scrutiny of the corporate practice of medicine, with a number of states proposing or enacting laws to expand existing prohibitions, enhance disclosure and reporting obligations, and broaden enforcement authority over management and ownership arrangements between healthcare providers and non-clinical entities. While we seek to substantially comply with the applicable state prohibitions on the corporate practice of medicine and fee splitting, these laws could impact our business operations, and state officials who administer these laws or other third parties may successfully challenge our contractual arrangements, which could subject us to civil and criminal penalties and require us to restructure our relationships with providers to comply with these statutes, which could have a material adverse effect on our business, financial condition, and operations. Additionally, state corporate practice of medicine doctrines often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could impact physicians participating with our affiliated physician practices. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

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

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. We currently maintain liability insurance coverage intended to cover professional liability and other claims, but our insurance coverage might not be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. Generally, we self-insure our liabilities to pay retention amounts for professional liability matters through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Other Legal Proceedings” and— “Professional and General Liability Coverage.”

The reserves that we have established related to our professional liability losses are subject to inherent uncertainties and if actual costs exceed our estimates this may lead to a reduction in our net earnings.

We have established reserves for losses and related expenses that represent estimates involving actuarial projections. These actuarial projections are developed at a given point in time and represent our expectations of the ultimate resolution and administration of costs of losses incurred with respect to professional liability risks for the amount of risk retained by us. Insurance reserves are inherently subject to uncertainty. Our reserve estimates are based on actuarial valuations using historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. The estimates of projected ultimate losses are developed at least annually. Our reserves have been, and could further be, significantly affected should current and future occurrences differ from historical claim trends and expectations. Moreover, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in our reserve estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we have been and could further be required to increase reserves at the time the deficiency is determined. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Application of Critical Accounting Policies and Estimates—Professional Liability Coverage.”

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

As of December 31, 2025, our total indebtedness was $596.9 million, of which $400.0 million was at fixed interest rates and $196.9 million was at variable rates. We also had $450.0 million of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, United States tax law places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates continue to increase, any variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.

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

If our cash flows and capital resources are insufficient to fund our debt service requirements, we may be forced to reduce or delay acquisitions or other investments, or to seek additional capital, or restructure or refinance our indebtedness. If our cash flows and capital resources are sufficient to fund our debt services requirements, but insufficient to permit us to refinance our debt upon maturity, or if we are otherwise unable to refinance our debt upon maturity, using our cash flows and capital resources to fund our debt service would significantly reduce our available cash and liquidity. In such situations, we would have less flexibility to fund working capital, capital expenditures, strategic initiatives or other general corporate purposes, and we may be more dependent on continued cash generation or other sources of financing. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. We cannot assure you that we will be able to refinance any of our debt, including our revolving line of credit and senior notes, on commercially reasonable terms or at all.

Provisions of our articles and bylaws could deter takeover attempts, but our business could be negatively affected as a result of shareholder activism.

Our Amended and Restated Articles of Incorporation, as amended, authorize our Board of Directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our Amended and Restated Articles of Incorporation, as amended, and Bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of Pediatrix through a proxy contest or consent solicitation, however, these provisions might not have such an effect. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Notwithstanding these provisions, we could, and have, become the target of activist shareholders who acquire ownership positions in our common stock and seek to influence our company. Responding to actions by activist shareholders can be costly and time-consuming, disrupt our business and divert the attention of our Board of Directors, management and employees. Additionally, perceived uncertainties as to our future direction, including the composition of our Board of Directors, as a result of shareholder activism may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers and acquisition candidates, and make it more difficult for us to attract and retain qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and the trading prices of our securities. In addition, the trading prices of our securities may experience periods of increased volatility as a result of shareholder activism.

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

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state and some states have been implementing their own non-compete restrictions. As a result, courts and arbitrators in some states may be reluctant to enforce non-compete agreements and restrictive covenants against physicians. In addition, we have and may incur significant legal fees to pursue enforcement of such agreements and restrictive covenants. Further, the Federal Trade Commission issued a final rule that would prohibit employers from using non-compete clauses with workers. The rule would have been effective September 4, 2024, but was enjoined. The Federal Trade Commission had challenged the injunction, but voluntarily dismissed its appeal in September 2025 and acceded to the vacatur of the final rule. To the extent the composition of the Federal Trade Commission changes in the future, it could again attempt to regulate employers’ use of non-compete clauses with workers. Certain states also have enacted or proposed prohibitions on using non-compete clauses with workers, including healthcare providers. Our affiliated physicians or other clinicians may leave our affiliated physician practices for a variety of reasons, including in order to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated physician practices, we could incur significant legal fees to pursue enforcement of certain covenants within employment agreements or if our affiliated physician practices are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Information security risks have generally increased in recent years because of new technologies and tactics of cyber criminals. Despite our layered security controls and our continuous monitoring and testing (by both internal and external parties) of such controls, experienced cyber criminals have been and may be able to penetrate our information systems, misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit security vulnerabilities, or attempt to fraudulently induce employees to take actions, including to release confidential or sensitive information or make fraudulent payments, through illegal electronic spamming, phishing or other tactics. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and a major processor of U.S. medical claims, was the subject of a well-publicized cyberattack. This event caused significant delays and disruptions in payments to hospitals, physicians, pharmacists, and other health care providers across the country, including us. This cyberattack did not have a material impact on us or our operations, but future cyber attacks on us or our third-party providers could have a material impact on our business.

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

We are engaged in various implementation and enhancement efforts for new technology, software and processes. These solutions are designed to provide greater efficiency and flexibility across our enterprise. In implementing and enhancing various solutions and processes, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of these solutions and processes could adversely affect our ability to operate our business. Unforeseen implementation or enhancement issues may arise with respect to our investments in planning and project management resources. In addition, our efforts to centralize various business processes and functions within our organization in connection with our system implementations may disrupt our operations. Any implementation or enhancement issues or business operation disruptions could have a material effect on our business, financial condition, results of operations, cash flows, internal control over financial reporting and the trading price of our securities.

Our use of artificial intelligence (“AI”) technologies may expose us to additional legal, regulatory, operational, and competitive risks.

Some of our information systems that support our day-to-day operations, ongoing clinical initiatives and business analyses increasingly utilize AI, including to assist with clinical documentation. AI technologies are highly complex and rapidly evolving, and their use presents risks, challenges and the potential for unintended consequences, including errors, bias, system failures, or limitations in performance, which could affect their adoption or effectiveness and, in turn, our operations and business. At the same time, our ability to remain competitive may depend in part on our ability to effectively develop, implement and utilize AI technologies. If we are unable to keep pace with technological developments or the adoption of AI by competitors, or if competitors are able to achieve greater operational efficiencies, cost savings, or service enhancements through their use of AI, our competitive position, operating results, or growth prospects could be adversely affected.

In addition, while the use of AI is subject to a variety of existing laws and regulations, such as those relating to data privacy and security, intellectual property and consumer protection, the legal and regulatory framework governing AI technologies is evolving and remains uncertain. Federal, state and foreign governmental and regulatory bodies have introduced, and may continue to introduce, new laws, regulations, and guidance governing the development and use of AI technologies, and existing laws may be interpreted or applied in new or inconsistent ways.

Compliance with current or future AI-related laws and regulations, or changes in their interpretation, could require us to modify our information systems, limit or discontinue certain uses of AI, or incur additional costs to ensure compliance. We may not be able to anticipate or respond effectively to these developments, and failure to comply could result in legal or regulatory actions, fines, penalties, or reputational harm. The costs associated with compliance, system modifications, or potential disruptions to our operations could be significant and could have a material adverse effect on our business, financial condition, and results of operations.

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
•
Other federal and state laws establish additional requirements for protecting the privacy and security of identifiable consumer health information. For instance, the state of Washington enacted the “My Health My Data Act” which regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for PHI and similar information maintained by a covered entity or business associate in compliance with HIPAA, personal data collected in the context of certain research activities, including data subject to 45 C.F.R. Parts 46, 50, and 56, and personal information that has been de-identified. In addition, certain other states have enacted, or may enact, consumer health data protection laws that could impose additional compliance obligations;
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

Further, we are also subject to a provision of the federal 21st Century Cures Act and related regulations that are intended to facilitate the appropriate exchange of electronic health information (“EHI”). Beginning in 2020, the U.S. Department of Health and Human Services’ (“HHS”) Office of the National Coordinator for Health Information Technology (“ONC”) promulgated final rules to support access, exchange, and use of EHI. Specifically, the information blocking regulations were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of EHI. The original information blocking regulations compliance date was April 5, 2021 and the U.S. Department of Health and Human Services (“HHS”) subsequently issued a final rule called the HTI-1 Rule that, among other things, revised the information blocking regulations, effective March 11, 2024. On August 5, 2024, ONC published in the Federal Register a proposed rule called the HTI-2 Proposed Rule that, among other things, will further revise the information blocking regulations, if finalized. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives. On July 1, 2024, the HHS published in the Federal Register a final rule to establish such disincentives, effective July 31, 2024. Developers of certified information technology and health information networks/health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation (adjusted for inflation). The HHS Office of Inspector General (“OIG”) has the authority to impose such penalties and on July 3, 2023, published a final rule in the Federal Register codifying new authority in regulation, which became effective September 1, 2023. On July 29, 2024, HHS published a statement in the Federal Register that, among other things, announced a reorganization of certain roles and functions and renamed ONC the Assistant Secretary for Technology Policy and Office of the National Coordinator for Health Information Technology, or ASTP/ONC. The impact on the information blocking rules to our business is currently unclear.

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

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) 800-53, including derivatives such as NIST Cybersecurity Framework (“CSF”) and HITRUST, as well as NIST 800-66 and the Center for Internet Security (“CIS”). We have maintained HITRUST certification for one of our core clinical applications, however this does not mean that overall we meet any particular technical standards, specifications, or requirements, but only that we use these standards as a guide to help us design and assess our program.

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

Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security organization, many of whom hold cybersecurity certifications such as a Certified Information Systems Security Professional (“CISSP”), Certified Data Privacy Solutions Engineer (“CDPSE”), or Security+ and through the use of technological tools and software and results from third-party audits. Our cybersecurity incident response framework is governed by a cybersecurity incident response plan, which sets out our approach for categorizing, responding to, and mitigating cybersecurity incidents. We have an incident response team comprised of our CISO, executive leaders, management and internal and external legal counsel, whose primary responsibilities include:

•
Evaluating and validating the impact of an incident;
•
Approving certain incident response countermeasures and remediation actions;
•
Escalating incidents and response countermeasures for approval; and
•
Acting in an advisory capacity in support of cybersecurity incident remediation, as appropriate.

We have also established a security governance council (the “Council”) to further strengthen our cybersecurity risk management activities across the Company. The Council includes our Chief Executive Officer, Executive Vice President, Chief Financial Officer and Treasurer, Executive Vice President, General Counsel, Chief Administrative Officer and Secretary, Executive Vice President, National Operations, Executive Vice President, Chief Investment Officer and Strategy, Senior Vice President and Chief Information Officer, Senior Vice President, People Services, Vice President and Chief Information Security Officer, Vice President, Chief Compliance Officer, and Associate Vice President, Internal Audit. The Council meets quarterly and is responsible for management’s oversight of our IT security in a cohesive and holistic manner that is designed to enable optimal decision-making.

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

As of February 13, 2026, we had 144 holders of record of our common stock, and the closing sales price on that date for our common stock was $21.52 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2025, 2024, or 2023. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2020 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2020 through December 31, 2025. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Pediatrix Medical Group, Inc.
S&P 500 Index
S&P 600 Health Care
NYSE Composite Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Base Period	Years Ended December 31,
Company/Index	2020	2021	2022	2023	2024	2025
Pediatrix Medical Group, Inc.	$100.00	$110.88	$60.55	$37.90	$53.46	$87.16
S&P 500 Index	$100.00	$126.69	$102.22	$126.99	$156.59	$182.25
S&P 600 Health Care	$100.00	$105.76	$77.81	$75.74	$78.31	$77.88
NYSE Composite Index	$100.00	$118.17	$104.54	$116.03	$131.48	$151.49

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, we repurchased 2.9 million shares of our common stock under the share repurchase programs that were approved by our Board of Directors.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – October 31, 2025	545,000	$17.01	545,000	(a)
November 1 – November 30, 2025	2,053,817	23.20	2,053,817	(a)
December 1 – December 31, 2025	297,208	23.70	297,208	(a)
Total	2,896,025	$22.09	2,896,025	(a)

a)
During 2025, we had three active repurchase programs. Our July 30, 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. Our August 2, 2018 repurchase program allowed us to repurchase up to an additional $500.0 million of shares of our common stock. This repurchase program concluded during 2025 after the full authorized amount had been repurchased. Our August 18, 2025 repurchase program has a three-year term and allows us to repurchase up to an additional $250.0 million of shares of our common stock, of which we repurchased $83.8 million as of December 31, 2025.
b)
Average price paid per share excludes costs associated with repurchases, including the 1% excise tax on share repurchases as a result of the Inflation Reduction Act of 2022.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2025, we did not sell any unregistered shares of our equity securities.

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

This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025 (the “2024 Annual Report”) and are incorporated herein by reference.

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. At December 31, 2025, our national network comprised approximately 2,295 affiliated physicians, including 1,350 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 475 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 230 physicians providing pediatric intensive care, 220 physicians providing hospital-based pediatric care and 20 physicians providing pediatric surgical care.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2025, the percentage of our patient service revenue being reimbursed under government-sponsored or government-funded healthcare programs (“GHC Programs”) remained stable as compared to the year ended December 31, 2024. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

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

For claims subject to the NSA, insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. The patient’s cost-sharing amount for out-of-network services covered by the NSA must be no more than the patient’s in-network cost-sharing amounts. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to enforcement actions by CMS, the U.S. Department of Labor, or by states, one or multiple of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as any state-specific penalties enforcement action and federal civil monetary penalties.

For claims subject to the NSA, including many emergency care services, out-of-network providers will be paid an initial amount determined by the plan; if a provider is not satisfied with the initial amount paid for the services, the provider can pursue recourse through an independent dispute resolution (“IDR”) process. The outcome of each IDR dispute is generally binding on both the provider and payor with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment, though providers have had difficulty enforcing IDR awards against insurers. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services. These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors ─ “Congress or states have, and may continue to, enact laws restricting the amount out-of-network providers of services can charge and recover for such services.”

Healthcare Reform

The ACA has altered how health care is delivered and reimbursed in the U.S. and contains various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions of the ACA have expanded the scope and reach of the FCA and other healthcare fraud and abuse laws. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. As a result, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, tax credits, monthly premiums, healthcare insurance marketplaces and Medicaid expansion. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from various legal proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors ─ “Potential healthcare reform efforts may have a significant effect on our business.”

In addition to the ACA, there could be changes to other GHC Programs, such as a change to the Medicaid program design or Medicaid coverage and reimbursement rates set forth under federal or state law. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for Medicaid benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and/or make it more difficult for people to enroll. See Item 1. Business – “Relationship With Our Partners” – “Government Regulatory

Requirements” and see also Item 1A. Risk Factors ─ “Potential healthcare reform efforts may have a significant effect on our business.”

Medicaid Reform

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. See Item 1. Business – “Relationship With Our Partners – Third-Party Payors.” All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. In recent years, members of Congress have introduced a number of proposals intended to reform the Medicaid program by cutting or expanding coverage and available benefits, and the program is in a state of flux. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which reforms the Medicaid program by eliminating certain financial incentives for states that have expanded their Medicaid programs under the ACA, imposing work requirements on certain adult beneficiaries, and requiring states to increase patient cost-sharing amounts for certain services. See Item 1A. Risk Factors – “State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.” The Congressional Budget Office has estimated that the One Big Beautiful Bill Act will cut federal spending on Medicaid and Children’s Health Insurance Program benefits by $1 trillion, due in part to eliminating at least 10.5 million people from the programs by 2034. We cannot predict with any assurance the ultimate effect of these reforms on reimbursements for our services.

2025 Acquisition Activity

During 2025, we acquired one maternal-fetal medicine practice and acquired several neonatology, maternal-fetal medicine and OB hospitalist practices in one transaction. Based on our experience, we expect that we can improve the results of acquired physician practices in various ways, including improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.

Common Stock Repurchase Programs

In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. No shares were purchased under this program during the year ended December 31, 2025.

In August 2018, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program. Under this share repurchase program, during the year ended December 31, 2025, the Company purchased 0.2 million shares of its common stock for $2.9 million. This share repurchase program concluded in 2025 after the full authorized amount had been repurchased.

In August 2025, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock in addition to its existing share repurchase programs. Under this share repurchase program, during the year ended December 31, 2025, the Company purchased 4.1 million shares of its common stock for $83.8 million. Under this program, $166.2 million remained available for repurchase as of December 31, 2025.

We intend to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Transformation and Restructuring Related Initiatives

From time to time we develop strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. During 2025, our transformation and restructuring related expenses relate specifically to position eliminations across various shared services departments and revenue cycle management transition activities.

Geographic Coverage

During 2025 and 2024, approximately 64% and 67%, respectively, of our net revenue was generated by operations in our five largest states. During 2025 and 2024, our five largest states consisted of Texas, Florida, Georgia, California, and Washington. During both 2025 and 2024, our operations in Texas accounted for approximately 32% of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of hospital contract administrative fees and other revenue, for the periods indicated:

	Years Ended December 31,
	2025	2024
Contracted managed care	70%	70%
Government	24%	24%
Other third-parties	4%	4%
Private-pay patients	2%	2%
	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2025 and 2024 represented approximately 53% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2025.

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

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2025, 2024, or 2023.

Some of our agreements require hospitals to pay us administrative fees. Some agreements provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director or other administrative services at the hospital.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2025, our DSO was 42.8 days. We had approximately $1.15 billion in gross accounts receivable outstanding at December 31, 2025, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $5.5 million to $16.5 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 18 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2025, based on our historical experience, a reasonably likely change of 4.0% to 10.0% in our estimates would result in an increase or decrease to net income of $3.4 million to $8.5 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

Consistent with prior years, we performed our annual impairment analysis in the third quarter, specifically as of July 31, 2025. At that date, we elected to perform a quantitative assessment and determined no impairment existed. During the second quarter of 2024, we experienced a triggering event, due to a sustained decline in our stock price and a market capitalization below our book equity value. This assessment resulted in a non-cash impairment charge of $150.6 million for the year ended December 31, 2024.

Non-GAAP Measures

In our analysis of our results of operations, we use various GAAP and certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, we report adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”), defined as net income (loss) before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) has also been further adjusted for these items and consists of diluted net income (loss) per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the years ended December 31, 2025, 2024 and 2023, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude net gain on investments in divested businesses, impairment losses and loss on disposal of businesses, as relevant. We have included Adjusted EBITDA and Adjusted EPS in this Form 10-K because each is a key measure used by our management and Board of Directors to evaluate our operating performance, generate future operating plans and make strategic decisions.

We believe these measures, in addition to net income (loss), net income (loss) and diluted net income (loss) per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the years ended December 31, 2025, 2024 and 2023, refer to the tables below (in thousands, except per share data).

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$165,388	$(99,069)	$(60,408)
Interest expense	35,965	40,743	42,075
Income tax provision (benefit)	51,044	(2,272)	12,049
Depreciation and amortization expense	21,827	32,226	36,171
Transformational and restructuring related expenses	22,272	64,260	2,219
Net gain on investments in divested businesses	(20,906)	—	—
Impairment losses	—	178,435	168,312
Loss on disposal of businesses	—	9,699	—
Adjusted EBITDA	$275,590	$224,022	$200,418

	Years Ended December 31,
	2025		2024		2023
Weighted average diluted shares outstanding	85,268		83,330		82,201
Net income (loss) and diluted net income (loss) per share	$165,388	$1.94	$(99,069)	$(1.19)	$(60,408)	$(0.73)
Adjustments (1):
Amortization (net of tax of $1,879, $2,373 and $2,010)	5,638	0.06	7,120	0.09	6,032	0.07
Stock-based compensation (net of tax of $2,919, $2,473 and $3,081)	8,756	0.10	7,420	0.09	9,242	0.11
Transformational and restructuring related expenses (net of tax of $5,568, $16,065 and $555)	16,704	0.20	48,195	0.58	1,664	0.02
Net gain on investments in divested businesses (net of tax $5,226)	(15,680)	(0.18)	—	—	—	—
Impairment losses (net of tax of $31,633 and $42,078)	—	—	146,802	1.76	126,234	1.54
Loss on disposal of businesses (net of tax of $2,425)	—	—	7,274	0.09	—	—
Net impact from discrete tax events	(6,634)	(0.08)	7,912	0.09	20,825	0.25
Adjusted income and diluted EPS	$174,172	$2.04	$125,654	$1.51	$103,589	$1.26

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the years ended December 31, 2025, 2024 and 2023, respectively, other than for impairment losses for the year ended December 31, 2024, due to a portion of the expenses being non-deductible.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2025	2024
Net revenue	100.0%	100.0%
Operating expenses:
Practice salaries and benefits	70.1	71.6
Practice supplies and other operating expenses	4.1	5.9
General and administrative expenses	12.6	11.8
Depreciation and amortization	1.1	1.6
Transformational and restructuring related expenses	1.2	3.2
Goodwill impairment	-	7.4
Long-lived asset impairments	-	1.4
Loss on disposal of businesses	-	0.5
Total operating expenses	89.1	103.4
Income (loss) from operations	10.9	(3.4)
Non-operating income (expense), net	0.4	(1.6)
Income (loss) before income taxes	11.3	(5.0)
Income tax (provision) benefit	(2.7)	0.1
Net income (loss)	8.6%	(4.9)%

Year Ended December 31, 2025 as Compared to Year Ended December 31, 2024

Our net revenue was $1.91 billion for the year ended December 31, 2025, as compared to $2.01 billion for 2024. The decrease in revenue of $99.1 million, or 4.9%, was primarily attributable to non-same unit revenue, primarily from practice dispositions, partially offset by an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $106.8 million, or 6.2%. The increase in same-unit net revenue was comprised of an increase of $97.5 million, or 5.7%, from net reimbursement-related factors, and $9.3 million, or 0.5%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved collection activity, increased patient acuity, primarily in neonatology, a favorable shift in payor mix, an increase in administrative fees from our hospital partners and modest improvements in managed care contracting. The increase in revenue from patient service volumes was primarily related to increases in our neonatology and maternal-fetal medicine services.

Practice salaries and benefits decreased by $100.0 million, or 6.9%, to $1.34 billion for the year ended December 31, 2025, as compared to $1.44 billion for 2024. The $100.0 million decrease was primarily related to non-same unit activity, primarily resulting from practice dispositions, partially offset by an increase in clinical compensation expense, including incentive compensation based on practice results and benefits, all at our existing units.

Practice supplies and other operating expenses decreased by $38.4 million, or 32.7%, to $79.3 million for the year ended December 31, 2025, as compared to $117.7 million for 2024. The decrease was primarily attributable to non-same unit activity, primarily resulting from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses increased by $2.4 million, or 1.0%, to $240.8 million for the year ended December 31, 2025, as compared to $238.4 million for 2024. The net increase of $2.4 million is primarily related to increases in collection fees and higher incentive-based compensation based on financial results. General and administrative expenses as a percentage of net revenue was 12.6% for the year ended December 31, 2025, as compared to 11.8% for the same period in 2024.

Depreciation and amortization expense was $21.8 million for the year ended December 31, 2025, as compared to $32.2 million for 2024. The decrease was primarily related to non-same unit activity, primarily resulting from practice dispositions, and lower capital expenditures at existing units.

Transformational and restructuring related expenses were $22.3 million for the year ended December 31, 2025, as compared to $64.3 million for 2024. The expenses during 2025 primarily related to position eliminations across various shared services departments and revenue cycle management transition activities. The expenses during 2024 primarily related to the impairment of various right-of-use lease assets resulting from our practice portfolio management activities, position eliminations across various shared services and operations departments and revenue cycle management transition activities.

Goodwill impairment was $150.6 million for the year ended December 31, 2024, resulting from the triggering event during the second quarter based on a sustained stock price decline.

Long-lived asset impairments were $27.8 million for the year ended December 31, 2024, resulting from practice portfolio management activities.

Loss on disposal of businesses was $9.7 million for the year ended December 31, 2024, primarily resulting from the disposals of the primary and urgent care practices.

Income from operations was $208.8 million for the year ended December 31, 2025, as compared to loss from operations of $68.7 million for 2024. Our operating margin was 10.9% for the year ended December 31, 2025, as compared to (3.4)% for the same period in 2024. The increase in our operating margin was primarily due to the impact from practice disposition activity and favorable same-unit results, primarily related to same-unit revenue growth. Excluding the impairment activity, transformational and restructuring related expenses and loss on disposal of businesses, our income from operations was $231.1 million and $183.7 million, and our operating margin was 12.1% and 9.1% for the years ended December 31, 2025 and 2024, respectively. We believe excluding the impacts from the impairment activity, transformational and restructuring related expenses and loss on disposal of businesses provides a more comparable view of our operating income and operating margin.

Total non-operating income was $7.6 million for the year ended December 31, 2025, as compared to total non-operating expenses of $32.6 million for 2024. The net increase in total non-operating income was primarily related to a net gain on investments in divested businesses of $20.9 million, an increase in interest income due to higher cash balances and interest rates and a decrease in interest expense from modestly lower interest rates and borrowings.

Our effective income tax rate (“tax rate”) was 23.6% for the year ended December 31, 2025, compared to 2.2% for the year ended December 31, 2024. The tax rate for the year ended December 31, 2024 is not meaningful as calculated due to the pre-tax loss and related tax effects of the non-cash goodwill impairment charge. Excluding the effect of these items, our effective tax rate was 45.5% for the year ended December 31, 2024. The tax rate for the year ended December 31, 2025 reflects a net discrete tax benefit of $6.6 million, primarily related to divested operations and a decrease in the liability for uncertain tax positions. The tax rate for the year ended December 31, 2024 reflects net discrete tax expense of $7.9 million, primarily related to a reduction in the carrying value of deferred tax assets due to practice management portfolio activities as well as stock-based compensation shortfalls. After excluding discrete tax impacts and goodwill impairment-related effects, as relevant, for the years ended December 31, 2025 and 2024, our tax rates were 26.6% and 29.4%, respectively. We believe excluding discrete tax impacts and goodwill impairment-related impacts from our tax rate provides a more comparable view of our effective income tax rate.

Net income was $165.4 million for the year ended December 31, 2025, as compared to a net loss of $99.1 million for 2024. Adjusted EBITDA was $275.6 million for the year ended December 31, 2025, as compared to $224.0 million for 2024. The increase in our Adjusted EBITDA was primarily due to net favorable impacts in our same-unit results, primarily from higher revenue.

Diluted net income per common and common equivalent share was $1.94 on weighted average shares outstanding of 85.3 million for the year ended December 31, 2025, as compared to diluted net loss per common and common equivalent share of $1.19 on weighted average shares outstanding of 83.3 million for 2024. Adjusted EPS was $2.04 for the year ended December 31, 2025, as compared to $1.51 for 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had $375.2 million of cash and cash equivalents as compared to $229.9 million at December 31, 2024. Additionally, we had working capital of $304.6 million at December 31, 2025, an increase of $99.1 million from our working capital of $205.5 million at December 31, 2024. The increase in working capital is primarily due to net favorable impacts in our same-unit results, primarily from an increase in revenue.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating activities	$274,739	$217,250
Investing activities	(18,296)	(35,406)
Financing activities	(107,494)	(14,485)

Operating Activities

We generated cash flow from operating activities for continuing operations of $274.7 million and $217.3 million for the years ended December 31, 2025 and 2024, respectively. The net increase in cash flow of $57.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to higher earnings and increases in cash flow from accounts receivable.

During the year ended December 31, 2025, cash flow from accounts receivable was $30.6 million, as compared to $10.3 million for the same period in 2024.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 42.8 days at December 31, 2025 as compared to 47.6 days at December 31, 2024. The 4.8 days decrease in DSO was primarily due to improved cash collections at existing units.

Our cash flow from operating activities is significantly affected by the payment of physician incentive compensation. A large majority of our affiliated physicians participate in our performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter. As a result, we typically experience negative cash flow from operations in the first quarter of each year and fund our operations during this period with cash on hand or funds borrowed under our Credit Agreement. In addition, during the first quarter of each year, we use cash to make any discretionary matching contributions for participants in our qualified contributory savings plan.

Investing Activities

During the year ended December 31, 2025, our net cash used in investing activities of $18.3 million consisted primarily of acquisition payments of $23.2 million, capital expenditures of $18.5 million, net purchases of investments of $3.2 million and other activity of $3.5 million. These activities were partially offset by proceeds from an investment in a divested business of $30.0 million. During the year ended December 31, 2024, our net cash used in investing activities of $35.4 million consisted primarily of capital expenditures of $22.0 million, net purchases from maturities or sale of investments of $12.1 million and acquisition payments of $8.2 million.

Financing Activities

During the year ended December 31, 2025, our net cash used in financing activities of $107.5 million primarily consisted of common stock repurchases of $86.7 million, payments of $18.8 million on our Term A Loan (as defined below) and a contingent consideration payment of $3.2 million. During the year ended December 31, 2024, our net cash used in financing activities of $14.5 million primarily consisted of payments of $12.5 million on our Term A Loan.

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

At December 31, 2025, we had no outstanding indebtedness under the Revolving Credit Line, which had an available borrowing capacity of $450.0 million. For additional information on our total indebtedness, see Note 12 to our Consolidated Financial Statements in this Form 10-K. At December 31, 2025, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes.

The purchase of common stock by participants in our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), generated cash proceeds of $3.2 million, $3.6 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Because purchases under the ESPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2025 was $273.5 million, of which $35.2 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $20.8 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

At December 31, 2025, the Company had long term capital requirements comprised primarily of $400.0 million in senior notes, $196.9 million of Term A Loan, $41.0 million of operating lease obligations and $3.5 million of finance lease obligations. At December 31, 2025, our total liability for uncertain tax positions was $1.3 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or Term SOFR rate depending on certain financial ratios. At December 31, 2025, we had an outstanding principal balance of $196.9 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of $2.0 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Pediatrix Medical Group, Inc. and its subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID 238), are included in this Form 10-K on the pages set forth below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pediatrix Medical Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Patient Services Accounts Receivable - Allowance for Contractual Adjustments and Uncollectibles

As described in Note 2 to the consolidated financial statements, patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Payments for services rendered are generally less than billed charges. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by third-party payors for such services. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates the allowance for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Patient services accounts receivable makes up a significant portion of the Company’s consolidated net accounts receivable balance of $229.7 million as of December 31, 2025.

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

February 19, 2026

We have served as the Company’s auditor since 1999.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$375,241	$229,940
Short-term investments	124,482	118,566
Accounts receivable, net	229,665	259,990
Prepaid expenses	12,606	13,410
Income taxes receivable	12,641	12,614
Other current assets	8,879	5,087
Total current assets	763,514	639,607
Property and equipment, net	39,180	39,172
Goodwill	1,260,732	1,242,606
Intangible assets, net	16,862	11,595
Operating and finance lease right-of-use assets	34,330	39,267
Deferred income tax assets	73,922	103,855
Other assets	58,156	76,598
Total assets	$2,246,696	$2,152,700
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$419,530	$398,690
Current portion of debt and finance lease liabilities, net	26,806	20,545
Current portion of operating lease liabilities	11,591	12,704
Income taxes payable	984	2,171
Total current liabilities	458,911	434,110
Long-term debt and finance lease liabilities, net	570,532	597,119
Long-term operating lease liabilities	25,686	31,945
Long-term professional liabilities	238,353	257,455
Deferred income tax liabilities	57,024	34,246
Other liabilities	30,336	32,887
Total liabilities	1,380,842	1,387,762
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 82,976,110 and 85,866,000 shares issued and outstanding, respectively	830	859
Additional paid-in capital	947,566	1,013,690
Accumulated other comprehensive income (loss)	610	(1,071)
Retained deficit	(83,152)	(248,540)
Total shareholders’ equity	865,854	764,938
Total liabilities and shareholders' equity	$2,246,696	$2,152,700

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except for per share data)

	Years Ended December 31,
	2025	2024	2023
Net revenue	$1,913,849	$2,012,919	$1,994,640
Operating expenses:
Practice salaries and benefits	1,340,874	1,440,827	1,448,275
Practice supplies and other operating expenses	79,272	117,748	124,800
General and administrative expenses	240,791	238,437	227,542
Depreciation and amortization	21,827	32,226	36,171
Transformational and restructuring related expenses	22,272	64,260	2,219
Goodwill impairment	—	150,644	148,312
Long-lived asset impairments	—	27,791	—
Loss on disposal of businesses	—	9,699	—
Total operating expenses	1,705,036	2,081,632	1,987,319
Income (loss) from operations	208,813	(68,713)	7,321
Investment and other income	19,045	5,771	4,338
Net gain on investments in divested businesses	20,906	—	—
Interest expense	(35,965)	(40,743)	(42,075)
Impairment of strategic investment	—	—	(20,000)
Equity in earnings of unconsolidated affiliate	3,633	2,344	2,057
Total non-operating income (expenses)	7,619	(32,628)	(55,680)
Income (loss) before income taxes	216,432	(101,341)	(48,359)
Income tax (provision) benefit	(51,044)	2,272	(12,049)
Net income (loss)	$165,388	$(99,069)	$(60,408)
Other comprehensive income, net of tax
Unrealized holding gain on investments, net of tax of $525, $374 and $527	1,681	1,143	1,521
Total comprehensive income (loss)	$167,069	$(97,926)	$(58,887)
Per common and common equivalent share data:
Net income (loss):
Basic	$1.97	$(1.19)	$(0.73)
Diluted	$1.94	$(1.19)	$(0.73)
Weighted average common shares:
Basic	84,080	83,330	82,201
Diluted	85,268	83,330	82,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Equity
Balance at December 31, 2022	82,947	$829	$983,601	$(92,798)	$891,632
Net loss	—	—	—	(60,408)	(60,408)
Unrealized holding gain on investments, net of tax (1)	—	—	—	1,521	1,521
Common stock issued under employee stock purchase plan	407	4	4,908	—	4,912
Issuance of restricted stock	964	10	(10)	—	—
Stock-based compensation expense	—	—	12,323	—	12,323
Forfeitures of restricted stock	(239)	(2)	2	—	—
Repurchased common stock	(61)	(1)	(918)	—	(919)
Balance at December 31, 2023	84,018	$840	$999,906	$(151,685)	$849,061
Net loss	—	—	—	(99,069)	(99,069)
Unrealized holding gain on investments, net of tax (1)	—	—	—	1,143	1,143
Common stock issued under employee stock purchase plan	467	5	3,633	—	3,638
Issuance of restricted stock	1,649	17	(17)	—	—
Stock-based compensation expense	—	—	11,868	—	11,868
Forfeitures of restricted stock	(90)	(1)	1	—	—
Repurchased common stock	(178)	(2)	(1,701)	—	(1,703)
Balance at December 31, 2024	85,866	$859	$1,013,690	$(249,611)	$764,938
Net Income	—	—	—	165,388	165,388
Unrealized holding gain on investments, net of tax (1)	—	—	—	1,681	1,681
Common stock issued under employee stock purchase plan	257	3	3,181	—	3,184
Issuance of restricted stock	1,135	11	(11)	—	—
Stock-based compensation expense	—	—	18,045	—	18,045
Forfeitures of restricted stock	(32)	—	—	—	—
Repurchased common stock	(4,250)	(43)	(86,640)	—	(86,683)
Excise tax on share repurchases	—	—	(699)	—	(699)
Balance at December 31, 2025	82,976	$830	$947,566	$(82,542)	$865,854

(1)
Presented within retained deficit as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$165,388	$(99,069)	$(60,408)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	21,827	32,226	36,171
Amortization of premiums, discounts and issuance costs	935	954	1,239
Impairment losses	—	178,435	168,312
Loss on disposal of business	—	9,699	—
Net gain on investments in divested businesses	(20,906)	—	—
Stock-based compensation expense	18,045	11,868	12,323
Deferred income taxes	52,186	(2,130)	3,239
Other	(4,562)	(2,972)	(3,167)
Changes in assets and liabilities:
Accounts receivable	30,558	10,292	26,276
Prepaid expenses and other current assets	(2,920)	3,497	514
Other long-term assets	21,798	33,728	22,851
Accounts payable and accrued expenses	28,332	51,140	(11,921)
Income taxes (payable) receivable	(1,214)	(5,037)	(21,677)
Long-term professional liabilities	(8,658)	17,303	837
Other liabilities	(26,070)	(22,684)	(28,508)
Net cash provided by operating activities – continuing operations	274,739	217,250	146,081
Net used in operating activities – discontinued operations	(3,648)	(10,677)	(8,756)
Net cash provided by operating activities	271,091	206,573	137,325
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(23,196)	(8,167)	(6,667)
Purchases of investments	(29,851)	(64,546)	(31,893)
Proceeds from maturities or sales of investments	26,674	52,494	22,905
Proceeds from investment in divested business	30,000	—	—
Purchases of property and equipment	(18,458)	(22,022)	(33,328)
Other	(3,465)	6,835	807
Net cash used in investing activities	(18,296)	(35,406)	(48,176)
Cash flows from financing activities:
Borrowings on credit agreement	—	235,500	470,000
Payments on credit agreement	—	(235,500)	(474,000)
Payments on term loan	(18,750)	(12,500)	(12,500)
Payments of contingent consideration liabilities	(3,182)	(1,167)	(1,817)
Payments on finance lease obligations	(2,000)	(2,888)	(2,618)
Proceeds from issuance of common stock	3,184	3,638	4,912
Repurchases of common stock	(86,683)	(1,703)	(919)
Other	(63)	135	(8,773)
Net cash used in financing activities	(107,494)	(14,485)	(25,715)
Net increase in cash and cash equivalents	145,301	156,682	63,434
Cash and cash equivalents at beginning of year	229,940	73,258	9,824
Cash and cash equivalents at end of year	$375,241	$229,940	$73,258
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,382	$40,003	$42,278
Non-cash investing and financing activities:
Equipment financed through finance leases	$—	$—	$132
Property and equipment included in accounts payable	$1,471	$1,400	$2,874

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

The operating results of the Company’s office-based practices exited in 2024, including its primary and urgent care service line, did not represent a strategic shift with a major effect on the Company’s operations and financial results and, therefore is not reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income.

The Company is a party to a joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity.

New Accounting Pronouncement

In December 2023, accounting guidance related to income tax disclosures was issued which requires additional disclosure in the Company’s effective tax rate reconciliation, including additional details for reconciling items that meet a quantitative threshold. The accounting guidance also requires enhanced disclosures for income taxes paid disaggregated by federal and state jurisdictions, with further disaggregation required for individual state jurisdictions that meet a quantitative threshold. The guidance became effective for the Company on its Form 10-K for the year ended December 31, 2025 and may be applied prospectively or retrospectively. The Company elected to adopt this standard prospectively for the year ended December 31, 2025. The adoption of this standard had no impact to our results of operations, cash flows, or financial condition.

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

Segment Reporting

The Company has one reportable segment, which is also its single reporting unit, for purposes of presenting financial information in accordance with the accounting guidance for segment reporting. The reportable segment provides physician services including newborn, maternal-fetal, and other pediatric subspecialty care. Financial results for all practices are managed on a consolidated basis. The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on net income and total assets as reported in our Consolidated Financial Statements. The CODM considers variances in our consolidated net income compared to budget and forecast when making decisions about reinvesting profits into the segment or for other purposes, including acquisitions. The Company's CODM is the Chief Executive Officer.

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

Some of the Company’s hospital agreements require hospitals to pay the Company administrative fees. Some agreements provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that the Company receives a specified minimum revenue level. The Company also receives fees from hospitals for administrative services performed by its affiliated physicians providing medical director or other administrative services at the hospital.

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from GHC Programs made up approximately 19% of net accounts receivable at December 31, 2025 and 2024.

Cash and Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents typically consist of money market accounts.

Short-Term Investments

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

In connection with certain acquisitions, the Company enters into agreements to pay additional amounts in cash based on the achievement of certain performance measures, generally for up to three years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability on the Company’s Consolidated Balance Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within income from operations in the Company’s Consolidated Statements of Income and Comprehensive Income.

Goodwill and Other Intangible Assets

The Company records acquired assets and assumed liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance. Intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over periods up to 20 years.

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

The Company completed annual impairment tests in the third quarter of each of 2025, 2024 and 2023 and determined that goodwill was not impaired. For 2025 and 2024, the Company performed a quantitative assessment. As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares of common stock outstanding by its stock price and applying an additional premium to give effect to the Company’s best estimate of a control premium. With respect to the estimated control premium used in its analysis, the Company believes that it is reasonable to expect that a market participant would pay a premium to obtain a controlling interest in the Company. The Company considers information from the public markets for premiums on acquisitions in its industry and also considered other factors, such as the value that may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.

For 2023, the Company elected to perform a qualitative assessment, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it was more likely than not that the fair value of its single reporting unit exceeded its carrying value, including goodwill. The Company considered the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

The Company experienced triggering events during the second quarter of 2024 and during the fourth quarter of 2023 resulting in non-cash goodwill impairment charges of $150.6 million and $148.3 million, respectively. See Note 7 – Goodwill and Intangible Assets for more information.

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

The accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company accounts for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination.

Stock Incentive Plan

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at December 31, 2025 and 2024 (in thousands):

		Fair Value
	Fair Value Hierarchy	December 31, 2025	December 31, 2024
Assets:
Money market funds	Level 1	$85,966	$192,634
Short-term investments	Level 2	124,482	118,566
Mutual funds	Level 1	20,179	18,581

The following table presents information about the Company’s financial instruments that are not carried at fair value at December 31, 2025 and 2024 (in thousands):

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	Level 2	400,000	400,000	400,000	382,000

The carrying amounts of accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the Term A Loan approximates fair value as it bears interest at rates that approximate current market rates for debt agreements with similar maturities and credit quality. If the Term A loan was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

3. Short-Term Investments:

Short-term investments held are summarized as follows (in thousands):

	December 31,
	2025	2024
Corporate securities	$53,260	$46,411
U.S. Treasury securities	42,261	40,590
Municipal debt securities	21,373	22,294
Federal home loan securities	5,825	6,640
Certificates of deposit	1,763	2,631
	$124,482	$118,566

4. Accounts Receivable and Net Revenue:

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net patient service revenue	$1,630,517	$1,723,604	$1,716,368
Hospital contract administrative fees	271,125	286,684	275,677
Other revenue	12,207	2,631	2,595
	$1,913,849	$2,012,919	$1,994,640

The following is a summary of the Company’s payor mix, expressed as a percentage of net revenue, exclusive of hospital contract administrative fees and other revenue, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Contracted managed care	70%	70%	67%
Government	24%	24%	26%
Other third-parties	4%	4%	5%
Private-pay patients	2%	2%	2%
	100%	100%	100%

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

Some of the Company’s hospital agreements require hospitals to pay the Company administrative fees. Some agreements provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that the Company receives a specified minimum revenue level. The Company also receives fees from hospitals for administrative services performed by its affiliated physicians providing medical director or other administrative services at the hospital.

5. Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Building	$8,286	$8,286
Land	2,032	2,032
Equipment and other	161,197	155,361
	171,515	165,679
Accumulated depreciation	(132,335)	(126,507)
	$39,180	$39,172

The Company recorded depreciation expense of $14.3 million, $22.7 million and $28.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

6. Business Combinations:

During the year ended December 31, 2025, we completed two acquisitions. We acquired one maternal-fetal medicine practice and acquired several neonatology, maternal-fetal medicine and OB hospitalist practices in one transaction. The purchase price for these acquisitions was $24.5 million, of which $23.2 million was paid in cash at closing and $1.3 million was recorded as a contingent consideration liability. The acquisitions expanded the Company’s national network of physician practices across women’s and children’s services. In connection with these acquisitions, the Company recorded tax deductible goodwill of $18.1 million, intangible assets consisting of physician and hospital agreements of $6.1 million, operating lease right-of-use assets of $2.7 million, other assets of $0.3 million and operating lease liabilities of $2.7 million. In addition, during 2025, the Company paid $3.5 million for contingent consideration related to a prior period acquisition.

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

7. Goodwill and Intangible Assets:

The changes in the carrying amount of the Company's goodwill consist of the following (in thousands):

	Goodwill Gross	Accumulated Impairment Losses	Goodwill Net
Balance at December 31, 2023	$1,532,478	$(148,312)	$1,384,166
Acquisitions	9,084	—	9,084
Impairment loss	—	(150,644)	(150,644)
Balance at December 31, 2024	1,541,562	(298,956)	1,242,606
Acquisitions	18,126	—	18,126
Balance at December 31, 2025	$1,559,688	$(298,956)	$1,260,732

Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter of 2025 and determined that goodwill was not impaired.

During the second quarter of 2024 and the fourth quarter of 2023, the Company experienced a triggering event, due to a sustained decline in its stock price and a market capitalization below the Company's book equity value.

As a result, the Company performed an interim goodwill impairment assessment. This assessment resulted in a non-cash impairment charge of $126.4 million and $125.0 million during 2024 and 2023, respectively, representing the amount by which the Company's book value exceeded its implied fair value, based on its market capitalization plus an estimated control premium. Recognition of this non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset and incremental non-cash impairment charge of $24.2 million and $23.3 million during 2024 and 2023, respectively. The total non-cash impairment charge was $150.6 million and $148.3 million for the years ended December 31, 2024 and 2023, respectively. A 1% change in the control premium used would have impacted the non-cash impairment charge by approximately $7.7 million and $9.0 million during 2024 and 2023, respectively.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$60,232	$(50,813)	$9,419
Other technology	14,466	(7,023)	7,443
	$74,698	$(57,836)	$16,862

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$66,190	$(61,606)	$4,584
Other technology	9,603	(2,592)	7,011
	$75,793	$(64,198)	$11,595

Amortization expense for intangible assets was $5.7 million, $7.1 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company recorded intangible assets related to acquisitions totaling $6.1 million, consisting of physician and hospital agreements. The weighted-average amortization period for the acquired intangible assets is approximately 14 years.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2026	$6,433
2027	2,718
2028	1,774
2029	914
2030	811

8. Divestitures:

During 2025, the Company recognized a gain of $28.8 million on an investment in a privately-held holding company of the buyer that acquired its management services organization in 2019. The investment was measured under the measurement alternative for equity securities without readily determinable fair values. Under the measurement alternative, the investment was recorded at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the third quarter of 2025, the related company was acquired, and Pediatrix received a cash payment of $30 million in exchange for its investment.

During 2025, the Company recognized a $7.9 million non-cash impairment charge related to an interest in its anesthesiology services medical group that was divested in 2020. The non-cash impairment charge was recorded within the net gain on investments in divested businesses line item for the year ended December 31, 2025.

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

9. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024

Accounts payable	$37,220	$46,431
Accrued salaries and incentive compensation	248,058	215,357
Accrued payroll taxes and benefits	39,620	35,450
Accrued professional liabilities	35,176	30,430
Accrued interest	8,151	8,159
Other accrued expenses	51,305	62,863
	$419,530	$398,690

10. Operating Leases:

The Company primarily leases property under operating leases for its medical and business offices, storage space and temporary housing for medical staff. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payment using a discount rate that reflects the Company’s estimated incremental borrowing rate. Certain of the Company’s leases include rental escalation clauses and renewal options that are factored into the determination of lease payments when appropriate. Operating leases for office equipment are not material, and therefore are excluded from the Company’s Consolidated Balance Sheets.

The table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s balance sheets and the weighted average remaining lease term and discount rate as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$31,132	$34,089
Liabilities:
Current portion of operating lease liabilities	11,591	12,704
Long-term portion of operating lease liabilities	25,686	31,945
Other Information:
Weighted-average remaining lease term	3.8 years	4.2 years
Weighted average discount rate	5.9%	5.9%

The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Operating lease costs	$11,737	$20,194
Variable lease costs	4,323	6,999
Other operating lease costs	1,621	3,329
Total operating lease costs	$17,681	$30,522

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Operating cash flows for operating leases	$20,625	$34,532

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2025 (in thousands):

December 31, 2025
2026	$12,433
2027	11,199
2028	7,849
2029	4,710
2030	2,900
Thereafter	1,940
Total minimum lease payments	41,031
Less: Amount of payments representing interest	(3,754)
Present value of future minimum lease payments	37,277
Less: Current obligations	(11,591)
Long-term portion of operating leases	$25,686

11. Accrued Professional Liabilities:

At December 31, 2025 and 2024, the Company’s total accrued professional liabilities of $273.5 million and $287.9 million, respectively, included incurred but not reported loss reserves of $158.7 million and $179.4 million, respectively, and loss reserves for reported claims of $114.8 million and $108.5 million, respectively. Of the total liability at December 31, 2025, $35.2 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $20.8 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies. These reserves include the accrued professional liabilities for the Company’s continuing operations as reflected in the table below as well as certain retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups that were divested in 2020.

The activity related to the Company’s accrued professional liability for continuing operations, excluding the retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups, for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$221,946	$202,596	$199,561
Liabilities recognized, offset by insurance receivable	641	1,230	(5,510)
Provision (adjustment) for losses related to:
Current year	44,331	52,273	55,144
Prior years	(5,051)	(8,316)	(7,551)
Total provision for losses	39,280	43,957	47,593
Claim payments related to:
Current year	(47)	(891)	(97)
Prior years	(42,140)	(24,946)	(38,951)
Total payments	(42,187)	(25,837)	(39,048)
Balance at end of year	$219,680	$221,946	$202,596

12. Line of Credit, Long-Term Debt and Finance Lease Obligations:

On February 11, 2022, the Company issued $400.0 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The Company’s obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Amended Credit Agreement (as defined below). The indenture under which the 2030 Notes are issued, among other things, limits the Company's ability to (1) incur liens, (2) enter into sale and lease-back transactions and (3) merge or dispose of all or substantially all of its assets, in all cases, subject to a number of customary exceptions. Although the Company is not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, the Company may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

Concurrently with the issuance of the 2030 Notes, the Company amended its credit agreement (the “Credit Agreement”, and such amendment, the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, (i) refinanced the prior unsecured revolving credit facility with a $450.0 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a $250.0 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders.

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

The carrying value of the Company’s long-term debt was $593.9 million and $611.2 million at December 31, 2025 and 2024, respectively, and consisted of the following (in thousands):

	December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$400,000	$(2,900)	$397,100
Revolving credit line	—	(63)	(63)
Term A loan	196,875	(22)	196,853
Total	$596,875	$(2,985)	$593,890

	December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$400,000	$(3,638)	$396,362
Revolving credit line	—	(523)	(523)
Term A loan	215,625	(291)	215,334
Total	$615,625	$(4,452)	$611,173

The current portion of the Term A Loan totaled $25.0 million and $18.7 million as of December 31, 2025 and 2024, respectively. The Company presents issuance costs related to long-term debt liabilities, other than revolving credit and term loan arrangements, as a direct deduction from the carrying value of that long-term debt. The Company had no outstanding letters of credit at December 31, 2025. At December 31, 2025, the Company had an available balance on its Amended Credit Agreement of $450.0 million.

Contractual maturities of total debt, excluding finance lease obligations, are as follows (in thousands):

2026	$25,000
2027	171,875
2028	—
2029	—
2030	400,000
Total	596,875
Finance lease obligations	3,385
Total debt	$600,260

The Company’s finance lease obligations, primarily related to equipment used in its newborn hearing screen program, consist of the following (in thousands):

	December 31,
	2025	2024
Finance lease obligations	$3,385	$5,341
Less: Current portion	(1,806)	(1,795)
Long-term portion	$1,579	$3,546

13. Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2025	2024	2023
Federal:
Current	$1,597	$(1,286)	$8,040
Deferred	39,835	(880)	1,467
	41,432	(2,166)	9,507
State:
Current	(2,739)	1,144	770
Deferred	12,351	(1,250)	1,772
	9,612	(106)	2,542
Total	$51,044	$(2,272)	$12,049

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 23.6%, 2.2%, and (24.9)% for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rate for the year ended December 31, 2024 includes $12.5 million of expense related to non-cash impairment charges related to goodwill. The effective tax rate for the year ended December 31, 2023 includes $17.8 million of expense related to non-cash impairment charges related to goodwill and a cost-method investment.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31, 2025(1)
	Amount	Percent
Tax at statutory rate	$45,451	21.00%
State income tax, net of federal benefit(2)	9,208	4.25
Non-deductible expenses
Executive compensation	3,317	1.53
Equity compensation adjustments	(662)	(0.31)
Other non-deductible expenses	451	0.21
Change in accrual estimates relating to uncertain tax positions	(1,614)	(0.75)
Change in valuation allowance	(1,289)	(0.60)
Tax benefit related to divested operations	(3,969)	(1.83)
Other, net	151	0.08
Income tax provision and effective tax rate	$51,044	23.58%

(1) This table has been presented in conformity with new accounting guidance for income tax disclosures. See Note 2 - Summary of Significant Accounting Policies for more information.

(2) State taxes in Tennessee, California and Colorado made up the majority (greater than 50 percent) of the tax effect in this category.

	December 31,
	2024	2023
Tax at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	3.26	2.79
Non-deductible expenses	(1.39)	(4.43)
Equity compensation adjustments	(1.80)	(3.98)
Change in accrual estimates relating to uncertain tax positions	(0.22)	0.67
Change in valuation allowance	(6.35)	(13.82)
Goodwill impairment	(12.38)	(26.67)
Other, net	0.12	(0.48)
Effective tax rate	2.24%	(24.92)%

During the year ended December 31, 2025, the Company paid income taxes for all jurisdictions as follows:

December 31,
2025
Federal	321

State:
Texas	1,207
Other	187
State total	1,394

Total	$1,715

During the years ended December 31, 2024 and 2023, the Company paid income taxes for all jurisdictions of $4.7 million and $30.8 million, respectively.

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Allowance for uncollectible accounts	$6,512	$122,742
Reserves and accruals	62,699	68,128
Stock-based compensation	2,567	1,691
Operating loss and other carryforwards	118,405	47,869
Capital loss carryforwards	14,146	412,392
Operating lease assets	9,694	12,332
Property and equipment	1,686	2,734
Other	1,232	914
Deferred tax assets before valuation allowance	216,941	668,802
Less: Valuation allowance	(29,654)	(425,395)
Deferred tax assets, net of valuation allowance	187,287	243,407
Gross deferred tax liabilities:
Amortization	(162,181)	(161,983)
Operating lease liabilities	(8,184)	(9,687)
Other	(24)	(2,128)
Total deferred tax liabilities	(170,389)	(173,798)
Net deferred tax assets	$16,898	$69,609

The Company’s net deferred tax assets were $16.9 million as of December 31, 2025, as compared to $69.6 million at December 31, 2024. The decrease in net deferred tax assets of $52.7 million during the year ended December 31, 2025 was primarily related to decreases for capital loss carryforwards of $398.2 million and allowance for uncollectible accounts of $116.2 million, partially offset by increases for changes in the valuation allowance of $395.7 million and operating loss carryforwards of $70.5 million. The changes in the valuation allowance of $395.7 million and capital loss carryforwards of $398.2 million both primarily related to the effect of expiring capital loss carryforwards.

For the year ended December 31, 2025, an income tax benefit of $0.8 million was recognized for windfalls associated with stock-based compensation. For the years ended December 31, 2024 and 2023, income tax expense of $1.8 million and $1.9 million, respectively, was recognized for excess tax deficiencies associated with stock-based compensation.

The Company has $59.3 million of capital loss carryforwards as of December 31, 2025, which expire in 2026 through 2029. As of December 31, 2025, management has determined that it is more likely than not that the tax benefits related to these carryforwards will not be realized and has recorded a full valuation allowance against the related deferred tax assets. Additionally, the Company had net operating loss carryforwards for federal and state tax purposes totaling $355.6 million, $72.3 million and $56.4 million at December 31, 2025, 2024 and 2023, respectively. With respect to the December 31, 2025 balance, $23.1 million expires at various times from 2033 through 2045, and $332.5 million does not expire.

As of December 31, 2025, 2024 and 2023, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $1.0 million, $2.4 million and $2.4 million, respectively. As of December 31, 2025, the Company had $1.0 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$2,402	$2,449	$2,838
(Decreases) increases related to prior year tax positions	—	(47)	70
Increases related to current year tax positions	—	—	200
Decreases related to lapse of statutes of limitation	(1,379)	—	(659)
Balance at end of year	$1,023	$2,402	$2,449

The Company includes interest and penalties related to income tax liabilities in income tax expense. During the year ended December 31, 2025, 2024 and 2023, the Company included $0.2 million, $0.3 million and $0.2 million, respectively, of interest and penalties in income tax expense. At December 31, 2025 and 2024, the Company's accrued liability for interest and penalties related to income tax liabilities totaled $0.3 million and $0.5 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2022 through 2024.

14. Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Weighted average number of common shares outstanding	84,080	83,330	82,201
Weighted average number of dilutive common share equivalents (a)	1,188	—	—
Weighted average number of common and common equivalent shares outstanding	85,268	83,330	82,201
Antidilutive restricted stock not included in the diluted net income per common share calculation	99	333	1,115

(a) Due to a loss for the years ended December 31, 2024 and 2023, 0.6 million and 0.4 million incremental shares, respectively, are not included because the effect would be antidilutive.

15. Stock Incentive Plan and Stock Purchase Plans:

The Company's Amended and Restated 2008 Incentive Compensation Plan (the “2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified market-based or performance-based conditions and service-based conditions. The fair value of restricted stock is determined and fixed based on the Company's stock price on the date of grant. The fair value of deferred stock awards are estimated using a Monte-Carlo option model. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2025, the Company granted 1.1 million shares of restricted stock and 1.0 million of market-based deferred stock awards to its employees and non-employee directors under the 2008 Incentive Plan. At December 31, 2025, the Company had 1.4 million shares available for future grants and awards under the 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2025, approximately 0.3 million shares were issued under the ESPP. At December 31, 2025, the Company had approximately 1.3 million shares reserved for issuance under the ESPP. At December 31, 2025, the Company had approximately 61,000 shares reserved for issuance under the SPP. No shares have been issued under the SPP since October 2020.

The Company recognized $11.7 million, $9.9 million and $12.3 million of stock-based compensation expense related to the 2008 Incentive Plan and the ESPP during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, during the years ended December 31, 2025 and 2024, the Company recognized an additional $6.3 million and $2.0 million, respectively, of stock-based compensation related restructuring expense, which is included in transformational and restructuring related expenses in the Consolidated Statements of Income and Comprehensive Income. The total unrecognized stock-based compensation cost related to our stock incentive plan as of December 31, 2025 was $18.0 million and is expected to be recognized over a weighted-average period of 1.8 years.

The activity related to the Company's restricted stock and market-based deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2025 are as follows:

	Restricted Stock		Market-Based Deferred Stock
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2025	1,696,265	$10.53	—	$—
Awarded	1,111,599	13.94	999,757	7.73
Forfeited	(32,465)	12.23	—	—
Vested	(841,425)	11.51	—	—
Non-vested shares at December 31, 2025	1,933,974	$12.03	999,757	$7.73

The weighted average grant-date fair value of restricted stock awards that were granted during the years ended December 31, 2025, 2024 and 2023 was $13.94, $7.57 and $15.25, respectively.

The aggregate fair value of the restricted stock that vested during the years ended December 31, 2025, 2024 and 2023 was $9.7 million, $17.1 million and $9.6 million, respectively.

16. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the year ended December 31, 2025.

In August 2018, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program. Under this share repurchase program, during the year ended December 31, 2025, the Company purchased 0.2 million shares of its common stock for $2.9 million. During the year ended December 31, 2024, the Company purchased 0.2 million shares of its common stock for $1.7 million, representing shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock. This share repurchase program concluded in 2025 after the full authorized amount had been repurchased.

In August 2025, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock in addition to its existing share repurchase programs. Under this share repurchase program, during the year ended December 31, 2025, the Company purchased 4.1 million shares of its common stock for $83.8 million. Under this program, $166.2 million remained available for repurchase as of December 31, 2025.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

17. Retirement Plan:

The Company maintains a qualified contributory savings plan as allowed under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan permits participant contributions and allows elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plan. The Company recorded expense of $29.3 million, $23.3 million and $24.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to the 401(k) Plan.

18. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2025 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2025 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the sections titled “Directors and Executive Officers” and “Governance and Related Matters” that will be included in our definitive proxy statement for the 2026 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end (the “2026 Proxy Statement”). If applicable, the information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections titled “Directors and Executive Officers”, “Executive Compensation: Compensation Discussion and Analysis (“CD&A”)” and “Director Compensation” that will be included in the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER Equity Compensation PlanS

The following table provides information as of December 31, 2025, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (the “2008 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,823,582 (1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	2,823,582

(1)
Under the 2008 Incentive Plan, 1,422,853 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 1,400,729 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the section titled “Share Ownership Information” that will be included in the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections titled “Governance and Related Matters” and “Directors and Executive Officers” that will be included in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section titled “Independent Auditors” that will be included in the 2026 Proxy Statement.

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

10.10

Mednax, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).*

10.11

Mednax, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12

Mednax, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13

Third Amended and Restated Employment Agreement, dated as of September 30, 2024, by and between PMG Services, Inc. and Kasandra Rossi (incorporated by reference to Exhibit 10.1 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2024).*

10.14

Third Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and James D. Swift, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.15

Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.16

Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Curtis B. Pickert, M.D. (incorporated by reference to Exhibit 10.15 to Pediatrix's Annual Report on Form 10-K for the year ended December 30, 2023).*

10.17

Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Mary Ann E. Moore (incorporated by reference to Exhibit 10.3 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2023).*

10.18

Second Amended and Restated Employment Agreement, dated as of April 26, 2023, by and between PMG Services, Inc. and Lee Wood (incorporated by reference to Exhibit 10.17 to Pediatrix's Annual Report on Form 10-K for the year ended December 30, 2023).*

10.19

Employment Agreement, dated as of January 12, 2025, by and between PMG Services, Inc., Pediatrix Medical Group, Inc. and Mark Ordan (incorporated by reference to Exhibit 10.19 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 2024).*

10.20

Employment Agreement, dated as of August 1, 2025, by and between PMG Services, Inc., and Don Gregory Neeb (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2025).*

10.21

Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.22††

Services Agreement, dated May 12, 2021, by and between Mednax Services, Inc. and R1 RCM Inc. (incorporated by reference to Exhibit 10.3 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2021).

10.23

Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.24††

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

Pediatrix Medical Group, Inc.

Date:	February 19, 2026	By:	/s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Ordan	Chief Executive Officer and Director	February 19, 2026
Mark S. Ordan	(Principal Executive Officer)

/s/ Kasandra H. Rossi	Chief Financial Officer	February 19, 2026
Kasandra H. Rossi	(Principal Financial Officer and Principal Accounting Officer)

/s/ Guy P. Sansone	Lead Independent Director	February 19, 2026
Guy P. Sansone

/s/ Laura A. Linynsky	Director	February 19, 2026
Laura A. Linynsky

/s/ Thomas A. McEachin	Director	February 19, 2026
Thomas A. McEachin

/s/ Kurt D. Newman, M.D.	Director	February 19, 2026
Kurt D. Newman, M.D.

/s/ Michael A. Rucker	Director	February 19, 2026
Michael A. Rucker

/s/ John M. Starcher, Jr.	Director	February 19, 2026
John M. Starcher, Jr.

/s/ Shirley A. Weis	Director	February 19, 2026
Shirley A. Weis

/s/ Sylvia J. Young	Director	February 19, 2026
Sylvia J. Young