Form 10-Q
period 2026-03-31
Pediatrix Medical Group, Inc.
filed 2026-05-05
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 1, 2026, the registrant had outstanding 82,121,911 shares of Common Stock, par value $.01 per share.

8

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$205,780	$375,241
Short-term investments	123,194	124,482
Accounts receivable, net	224,801	229,665
Prepaid expenses	12,866	12,606
Income taxes receivable	12,188	12,641
Other current assets	8,205	8,879
Total current assets	587,034	763,514
Property and equipment, net	41,094	39,180
Goodwill	1,268,248	1,260,732
Intangible assets, net	15,937	16,862
Operating and finance lease right-of-use assets	36,871	34,330
Deferred income tax assets	65,708	73,922
Other assets	55,403	58,156
Total assets	$2,070,295	$2,246,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$236,930	$419,530
Current portion of debt and finance lease liabilities, net	192,421	26,806
Current portion of operating lease liabilities	11,885	11,591
Income taxes payable	1,402	984
Total current liabilities	442,638	458,911
Long-term debt and finance lease liabilities, net	398,348	570,532
Long-term operating lease liabilities	27,061	25,686
Long-term professional liabilities	236,949	238,353
Deferred income tax liabilities	57,002	57,024
Other liabilities	29,721	30,336
Total liabilities	1,191,719	1,380,842
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 82,061,119 and 82,976,110 shares issued and outstanding, respectively	821	830
Additional paid-in capital	931,258	947,566
Accumulated other comprehensive income	77	610
Retained deficit	(53,580)	(83,152)
Total shareholders’ equity	878,576	865,854
Total liabilities and shareholders’ equity	$2,070,295	$2,246,696

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$476,196	$458,359
Operating expenses:
Practice salaries and benefits	345,744	337,031
Practice supplies and other operating expenses	17,488	18,686
General and administrative expenses	60,266	58,604
Depreciation and amortization	6,119	5,332
Transformational and restructuring related expenses	4,922	6,605
Total operating expenses	434,539	426,258
Income from operations	41,657	32,101
Investment and other income	4,760	4,737
Interest expense	(8,265)	(9,154)
Equity in earnings of unconsolidated affiliate	692	406
Total non-operating expenses	(2,813)	(4,011)
Income before income taxes	38,844	28,090
Income tax provision	(9,272)	(7,353)
Net income	$29,572	$20,737
Other comprehensive income, net of tax
Unrealized holding (loss) gain on investments, net of tax of $152 and $255	(533)	779
Total comprehensive income	$29,039	$21,516
Per common and common equivalent share data:
Net income:
Basic	$0.37	$0.25
Diluted	$0.36	$0.24
Weighted average common shares:
Basic	80,881	84,435
Diluted	83,075	85,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
2026
Balance at January 1, 2026	82,976	$830	$947,566	$610	$(83,152)	$865,854
Net income	—	—	—	—	29,572	29,572
Unrealized holding loss on investments, net of tax	—	—	—	(533)	—	(533)
Common stock issued under employee stock purchase plan	30	—	544	—	—	544
Issuance of restricted stock	223	2	(2)	—	—	—
Forfeitures of restricted stock	(77)	—	—	—	—	—
Stock-based compensation expense	—	—	4,661	—	—	4,661
Repurchased common stock	(1,091)	(11)	(21,440)	—	—	(21,451)
Excise tax on share repurchases	—	—	(71)	—	—	(71)
Balance at March 31, 2026	82,061	$821	$931,258	$77	$(53,580)	$878,576
2025
Balance at January 1, 2025	85,866	$859	$1,013,690	$(1,071)	$(248,540)	$764,938
Net income	—	—	—	—	20,737	20,737
Unrealized holding gain on investments, net of tax	—	—	—	779	—	779
Common stock issued under employee stock purchase plan	60	—	662	—	—	662
Forfeitures of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	3,641	—	—	3,641
Repurchased common stock	(109)	(1)	(1,568)	—	—	(1,569)
Balance at March 31, 2025	85,810	$858	$1,016,425	$(292)	$(227,803)	$789,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$29,572	$20,737
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,119	5,332
Amortization of premiums, discounts and issuance costs	103	230
Stock-based compensation expense	4,661	3,641
Deferred income taxes	8,342	4,398
Other	(670)	(758)
Changes in assets and liabilities:
Accounts receivable	4,864	17,461
Prepaid expenses and other current assets	34	(1,125)
Other long-term assets	4,744	4,649
Accounts payable and accrued expenses	(181,467)	(159,685)
Income taxes payable	871	2,748
Long-term professional liabilities	(1,112)	(7,590)
Other liabilities	(5,563)	(6,149)
Net cash used in operating activities – continuing operations	(129,502)	(116,111)
Net cash used in operating activities - discontinued operations	(345)	(1,352)
Net cash used in operating activities	(129,847)	(117,463)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(7,000)	—
Purchases of investments	(7,008)	(7,761)
Proceeds from maturities or sales of investments	7,750	7,300
Purchases of property and equipment	(6,247)	(3,318)
Other	526	(3,685)
Net cash used in investing activities	(11,979)	(7,464)
Cash flows from financing activities:
Payments on term loan	(6,250)	(4,688)
Payments on finance lease obligations	(478)	(339)
Proceeds from issuance of common stock	544	662
Repurchases of common stock	(21,451)	(1,569)
Other	—	(101)
Net cash used in financing activities	(27,635)	(6,035)
Net decrease in cash and cash equivalents	(169,461)	(130,962)
Cash and cash equivalents at beginning of period	375,241	229,940
Cash and cash equivalents at end of period	$205,780	$98,978

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

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

2. Cash Equivalents and Investments:

As of March 31, 2026 and December 31, 2025, the Company’s cash equivalents consisted entirely of money market funds totaling $10.0 million and $86.0 million, respectively.

Investments held are all classified as current and at March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Corporate securities	$49,355	$53,260
U.S. Treasury securities	44,970	42,261
Municipal debt securities	24,025	21,373
Federal home loan securities	3,837	5,825
Certificates of deposit	1,007	1,763
	$123,194	$124,482

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2026	December 31, 2025
Assets:
Money market funds	Level 1	$10,007	$85,966
Short-term investments	Level 2	123,194	124,482
Mutual funds	Level 1	19,387	20,179

The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	Level 2	$400,000	$396,000	$400,000	$400,000

The carrying amounts of accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the Term A Loan (as defined below) approximates fair value as it bears interest at rates that approximate current market rates for debt agreements with similar maturities and credit quality. If the Term A Loan was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4. Accounts Receivable and Net Revenue:

Patient service revenue is recognized at the time services are provided by the Company’s affiliated clinicians. The Company’s performance obligations related to the delivery of services to patients are satisfied at the time of service. Accordingly, there are no performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period with respect to patient service revenue. Almost all of the Company’s patient service revenue is reimbursed by government-sponsored healthcare programs (“GHC Programs”) and third-party insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. The Company estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the rates for professional services performed and the reimbursements by GHC Programs and third-party insurance payors for such services.

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2026	2025
Net patient service revenue	$405,352	$389,378
Hospital contract administrative fees	69,920	65,184
Other revenue	924	3,797
	$476,196	$458,359

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2026	2025
Contracted managed care	70%	70%
Government	24	24
Other third-parties	5	4
Private-pay patients	1	2
	100%	100%

5. Business Combination:

On March 20, 2026, the Company completed the acquisition of one maternal-fetal medicine practice for total consideration of $7.9 million, of which $7.0 million was paid in cash at closing and $0.9 million was recorded as a contingent consideration liability. The acquisition expanded the Company’s national network of physician practices across women’s and children’s services. In connection with this acquisition, the Company recorded tax deductible goodwill of $7.5 million, intangible assets consisting primarily of physician and hospital agreements of $0.4 million, operating lease right of use assets of $2.7 million and operating lease liabilities of $2.7 million.

6. Goodwill:

The changes in the carrying amount of the Company's goodwill consist of the following (in thousands):

	Goodwill Gross	Accumulated Impairment Losses	Goodwill Net
Balance at December 31, 2025	$1,559,688	$(298,956)	$1,260,732
Acquisition	7,516	—	7,516
Balance at March 31, 2026	1,567,204	(298,956)	1,268,248

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$31,537	$37,220
Accrued salaries and incentive compensation	92,765	248,058
Accrued payroll taxes and benefits	24,487	39,620
Accrued professional liabilities	33,994	35,176
Accrued interest	2,775	8,151
Other accrued expenses	51,372	51,305
	$236,930	$419,530

The net decrease in accrued salaries and incentive compensation of $155.3 million, from December 31, 2025 to March 31, 2026, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2026. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”) matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of the Company’s subsidiaries and affiliated professional contractors. At the Company’s option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50%, and (c) Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if the Company selects a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on the Company’s consolidated net leverage ratio.

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

At March 31, 2026, the Company had an outstanding principal balance on the Amended Credit Agreement of $190.6 million, composed of the Term A Loan. Under the terms of the Amended Credit Agreement, the Company is required to make quarterly payments on the Term A Loan of $6.25 million throughout 2026 and a final payment of $171.88 million due at maturity in February 2027. There was no outstanding balance under the Revolving Credit Line at March 31, 2026. The Company had $450.0 million available on its Revolving Credit Line at March 31, 2026.

At March 31, 2026, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average number of common shares outstanding	80,881	84,435
Weighted average number of dilutive common share equivalents	2,194	995
Weighted average number of common and common equivalent shares outstanding	83,075	85,430
Antidilutive restricted stock not included in the diluted net income per common share calculation	35	10

10. Stock Incentive Plan and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified market or performance-based conditions and service-based conditions. The fair value of restricted stock is determined and fixed based on the Company’s stock price on the date of grant. The fair value of deferred stock awards are estimated using a Monte Carlo option model. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2026, the Company granted 0.2 million shares of restricted stock under the Amended and Restated 2008 Incentive Plan. At March 31, 2026, the Company had 1.1 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2026, the Company issued approximately 30,000 shares under the ESPP. At March 31, 2026, the Company had approximately 1.3 million shares reserved for issuance under the ESPP. At March 31, 2026, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $3.7 million and $2.3 million, respectively. In addition, during the three months ended March 31, 2026 and 2025, the Company recognized an additional $1.0 million and $1.3 million, respectively, of stock-based compensation related restructuring expense, which is included in transformational and restructuring related expenses in the Consolidated Statements of Income and Comprehensive Income.

During the three months ended March 31, 2026, certain affiliated physicians received stock-price based unit awards. The stock-price based unit awards vest over a three-year period upon the fulfillment of specified service-based conditions. The stock-price based unit awards are accounted for as liability awards as they are based upon the Company’s stock performance and will be settled in cash. As a result, the liability will be adjusted to reflect fair value at the end of each reporting period. During the three months ended March 31, 2026, the Company recognized $1.2 million of compensation expense related to these awards.

11. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2026.

In August 2025, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock in addition to its existing share repurchase programs. Under this share repurchase program, during the three months ended March 31, 2026, the Company purchased 1.0 million shares of its common stock for $19.9 million, resulting in $146.3 million remaining available for repurchase as of March 31, 2026.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

During the three months ended March 31, 2026, the Company also withheld 0.1 million shares of its common stock to satisfy tax obligations of $1.6 million associated with the vesting of certain restricted stock awards.

12. Segment Reporting:

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

13. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2026 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 19, 2026 (the “2025 Form 10-K”). As used in this Quarterly Report, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to the parent company, Pediatrix Medical Group, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “PMG”), together with PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of PMG have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states. The following discussion contains forward-looking statements. Please see the Company’s 2025 Form 10-K, including Item 1A., Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Overview

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 37 states. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies, primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2026, the percentage of our patient service revenue being reimbursed under government-sponsored or government-funded healthcare programs (“GHC Programs”) decreased slightly as compared to the three months ended March 31, 2025. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

For claims subject to the NSA, insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. The patient’s cost-sharing amount for out-of-network services covered by the NSA must be no more than the patient’s in-network cost-sharing amounts. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to enforcement actions by the Centers for Medicare and Medicaid Services, the U.S. Department of Labor, or by states, one or multiple of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as any state-specific penalties enforcement action and federal civil monetary penalties.

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has altered how health care is delivered and reimbursed in the U.S. and contains various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions of the ACA have expanded the scope and reach of the False Claims Act and other healthcare fraud and abuse laws. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. As a result, we could be affected by potential changes to various aspects of the ACA, including the loss of enhanced subsidies, changes to tax credits, monthly premiums, healthcare insurance marketplaces and Medicaid expansion. We cannot predict with any assurance the ultimate effect that the loss of enhanced subsidies will have on reimbursement for our services. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from various legal proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three months ended March 31, 2026 and 2025, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2026	2025
Net income	$29,572	$20,737
Interest expense	8,265	9,154
Income tax provision	9,272	7,353
Depreciation and amortization expense	6,119	5,332
Transformational and restructuring related expenses	4,922	6,605
Adjusted EBITDA	$58,150	$49,181

	Three Months Ended March 31,
	2026		2025
Weighted average diluted shares outstanding	83,075		85,430
Net income and diluted net income per share	$29,572	$0.36	$20,737	$0.24
Adjustments (1):
Amortization (net of tax of $564 and $430)	1,695	0.02	1,290	0.01
Stock-based compensation (net of tax of $937 and $573)	2,808	0.03	1,720	0.02
Transformational and restructuring expenses (net of tax of $1,230 and $1,651)	3,692	0.04	4,954	0.06
Net impact from discrete tax events	(1,135)	(0.01)	(175)	—
Adjusted income and diluted EPS	$36,632	$0.44	$28,526	$0.33

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended March 31, 2026 and 2025.

Results of Operations

Three Months Ended March 31, 2026 as Compared to Three Months Ended March 31, 2025

Our net revenue was $476.2 million for the three months ended March 31, 2026, as compared to $458.4 million for the same period in 2025. The increase in net revenue of $17.8 million, or 3.9%, was primarily attributable to an increase in same-unit revenue and to a lesser extent, non-same unit activity, primarily from the impact of recent acquisitions, net of dispositions. Same-units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $12.1 million, or 2.8%. The increase in same-unit net revenue was comprised of an increase of $19.1 million, or 4.4%, from net reimbursement-related factors partially offset by $7.0 million, or 1.6%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved collection activity, an increase in administrative fees from our hospital partners, increased patient acuity, primarily in neonatology, and a slightly favorable shift in payor mix. The decrease in revenue from patient service volumes was primarily related to our maternal-fetal medicine and neonatology services.

Practice salaries and benefits increased $8.7 million, or 2.6%, to $345.7 million for the three months ended March 31, 2026, as compared to $337.0 million for the same period in 2025. The increase of $8.7 million was primarily attributable to an increase in clinical compensation expense at our existing units.

Practice supplies and other operating expenses decreased $1.2 million, or 6.4%, to $17.5 million for the three months ended March 31, 2026, as compared to $18.7 million for the same period in 2025. The decrease was primarily attributable to non-same unit activity, primarily resulting from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $60.3 million for the three months ended March 31, 2026, as compared to $58.6 million for the same period in 2025. The net increase of $1.7 million was primarily related to increases in incentive compensation expense based on financial results, partially offset by lower professional services and other expenses. General and administrative expenses as a percentage of net revenue was 12.7% for the three months ended March 31, 2026, as compared to 12.8% for the same period in 2025.

Depreciation and amortization expense was $6.1 million for the three months ended March 31, 2026, as compared to $5.3 million for the same period in 2025. The net increase of $0.8 million was primarily related to capital expenditures at our existing units and from amortization of intangible assets and capital expenditures from recent acquisitions.

Transformational and restructuring related expenses were $4.9 million for the three months ended March 31, 2026 as compared to $6.6 million for the same period in 2025. The expenses during 2026 primarily related to revenue cycle management transition activities.

Income from operations increased $9.6 million, or 29.8%, to $41.7 million for the three months ended March 31, 2026, as compared to $32.1 million for the same period in 2025. Our operating margin was 8.7% for the three months ended March 31, 2026, as compared to 7.0% for the same period in 2025. The increase in our operating margin was primarily due to acquisitions and favorable same-unit results, primarily related to revenue growth. Excluding transformational and restructuring related expenses, our income from operations was $46.6 million and $38.7 million, and our operating margin was 9.8% and 8.4% for the three months ended March 31, 2026 and 2025, respectively. We believe excluding the impacts from transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $2.8 million for the three months ended March 31, 2026, as compared to $4.0 million for the same period in 2025. The net decrease in non-operating expenses was primarily related to a decrease in interest expense from modestly lower interest rates and borrowings.

Our effective income tax rate (“tax rate”) was 23.9% for the three months ended March 31, 2026, as compared to 26.2% for the three months ended March 31, 2025. The tax rate for the three months ended March 31, 2026 and 2025 includes a net discrete tax benefit of $1.1 million and $0.2 million, respectively. After excluding discrete tax impacts during the three months ended March 31, 2026 and 2025, our tax rate was 26.8% for each period. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income was $29.6 million for the three months ended March 31, 2026, as compared to $20.7 million for the same period in 2025. Adjusted EBITDA was $58.2 million for the three months ended March 31, 2026, as compared to $49.2 million for the same period in 2025. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from our same-unit results and recent acquisitions.

Diluted net income per common and common equivalent share was $0.36 on weighted average shares outstanding of 83.1 million for the three months ended March 31, 2026, as compared to $0.24 on weighted average shares outstanding of 85.4 million for the same period in 2025. The decrease in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase program, partially offset by issuances of restricted stock. Adjusted EPS was $0.44 for the three months ended March 31, 2026, as compared to $0.33 for the same period in 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $205.8 million of cash and cash equivalents as compared to $375.2 million at December 31, 2025. Additionally, we had working capital of $144.4 million at March 31, 2026, a decrease of $160.2 million from working capital of $304.6 million at December 31, 2025. The net decrease in working capital is primarily due to an increase in the current portion of debt and finance lease liabilities from the Term A Loan (as defined below), which matures in February 2027.

Cash Flows

Cash used in operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating activities	$(129,502)	$(116,111)
Investing activities	(11,979)	(7,464)
Financing activities	(27,635)	(6,035)

Operating Activities

During the three months ended March 31, 2026, our net cash used in operating activities from continuing operations was $129.5 million, compared to $116.1 million for the same period in 2025. The net increase in cash used of $13.4 million was primarily due to an increase in cash used to fund working capital, primarily incentive compensation payments.

During the three months ended March 31, 2026, cash inflow from accounts receivable was $4.9 million, as compared to $17.5 million for the same period in 2025. The decrease in cash flow from accounts receivable for the three months ended March 31, 2026 as compared to the prior year period was primarily due to growth in revenue at existing units and the impact of acquisitions, partially offset by a decrease in days sales outstanding (“DSO”).

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 42.5 days at March 31, 2026 as compared to 42.8 days at December 31, 2025 and 47.6 days at March 31, 2025. The decrease in our DSO for both periods was primarily related to improved cash collections at our existing units.

Investing Activities

During the three months ended March 31, 2026, our net cash used in investing activities of $12.0 million consisted of acquisition payments of $7.0 million and capital expenditures of $6.2 million, partially offset by net proceeds from maturities of investments of $0.7 million.

Financing Activities

During the three months ended March 31, 2026, our net cash used in financing activities of $27.6 million consisted primarily of stock repurchases of $21.5 million and payments on our Term A Loan of $6.3 million.

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

At March 31, 2026, we had an outstanding principal balance on the Amended Credit Agreement of $190.6 million, composed of the Term A Loan. There was no balance outstanding under the Revolving Credit Line. We had $450.0 million available on the Revolving Credit Line at March 31, 2026.

At March 31, 2026, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

At March 31, 2026, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2026.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2026 was $270.9 million, of which $34.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $19.2 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

We anticipate that funds generated from operations and our current cash on hand will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund expenses related to our transformational and restructuring activities, fund our share repurchase programs and meet our contractual obligations for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, future impacts of legal, regulatory, political and macroeconomic developments and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements include the following: the impact of the Company’s practice portfolio management plans and whether the Company is able to achieve the expected favorable impact to Adjusted EBITDA therefrom, the effects of economic conditions on our business; the effects of the Medicare Access and CHIP Reauthorization Act of 2015, the ACA, the One Big Beautiful Bill Act and potential additional healthcare reform; our relationships with government-sponsored or funded healthcare programs and with managed care organizations and commercial health insurance payors; the impact of state budgetary constraints and uncertainty over the future of Medicaid; the impact of surprise billing legislation; our transition to a hybrid revenue cycle management model; the timing and contribution of future acquisitions or organic growth initiatives; our ability to comply with the terms of our debt financing arrangements and our ability to replace, refinance or extend our current debt financing arrangements; the effects of our transformation initiatives, including our renewed focus, and growth strategy for, our hospital based and maternal fetal businesses; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the 2025 Form 10-K as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At March 31, 2026, we had an outstanding principal balance of $190.6 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.9 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases we made of our common stock during the three months ended March 31, 2026. The table reflects shares repurchased under the share repurchase program that was approved by our board of directors in August 2025 and shares withheld of our common stock to satisfy tax obligations associated with the vesting of certain restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2026	—	$—	—	(a)
February 1 – February 28, 2026	460,125	19.48	460,125	(a)
March 1 – March 31, 2026	631,160	19.75	550,860	(a)
Total	1,091,285	$19.64	1,010,985	(a)

(a)
We have two active repurchase programs. Our July 30, 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs and to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. Our August 18, 2025 repurchase program allows us to repurchase up to an additional $250.0 million of shares of our common stock, of which we repurchased $103.7 million as of March 31, 2026.
(b)
Average price paid per share excludes costs associated with repurchases, including the 1% excise tax on share repurchases as a result of the Inflation Reduction Act of 2022.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Executive Transition

On May 1, 2026, the Company and Ms. Mary Ann E. Moore, the Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of the Company, determined that Ms. Moore would transition from her role at the Company, after 20 years as a leader of our organization. The transition is expected to occur prior to the end of the calendar year.

Item 6. Exhibits

Exhibit No. Description

10.1+

Ninth Supplemental Indenture dated as of March 31, 2026 to the Indenture, dated as of December 8, 2015, by and among Pediatrix Medical Group, Inc., certain of its subsidiaries and U.S. Bank Trust Company, National Association, as Trustee.

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

Pediatrix Medical Group, Inc.

Date: May 5, 2026	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By: /s/ Kasandra H. Rossi
Kasandra H. Rossi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)