Form 10-Q
period 2026-06-30
Pediatrix Medical Group, Inc.
filed 2026-08-04
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On July 31, 2026, the registrant had outstanding 81,253,271 shares of Common Stock, par value $.01 per share.

8

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$288,879	$375,241
Short-term investments	115,319	124,482
Accounts receivable, net	227,601	229,665
Prepaid expenses	9,578	12,606
Income taxes receivable	11,404	12,641
Other current assets	7,360	8,879
Total current assets	660,141	763,514
Property and equipment, net	38,704	39,180
Goodwill	1,268,248	1,260,732
Intangible assets, net	14,514	16,862
Operating and finance lease right-of-use assets	35,190	34,330
Deferred income tax assets	56,114	73,922
Other assets	57,431	58,156
Total assets	$2,130,342	$2,246,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$301,837	$419,530
Current portion of debt and finance lease liabilities, net	186,183	26,806
Current portion of operating lease liabilities	12,238	11,591
Income taxes payable	1,320	984
Total current liabilities	501,578	458,911
Long-term debt and finance lease liabilities, net	398,060	570,532
Long-term operating lease liabilities	23,475	25,686
Long-term professional liabilities	235,145	238,353
Deferred income tax liabilities	58,709	57,024
Other liabilities	32,398	30,336
Total liabilities	1,249,365	1,380,842
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 81,222,774 and 82,976,110 shares issued and outstanding, respectively	812	830
Additional paid-in capital	894,288	947,566
Accumulated other comprehensive (loss) income	(386)	610
Retained deficit	(13,737)	(83,152)
Total shareholders’ equity	880,977	865,854
Total liabilities and shareholders’ equity	$2,130,342	$2,246,696

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$487,783	$468,844	$963,979	$927,203
Operating expenses:
Practice salaries and benefits	336,116	323,502	681,860	660,533
Practice supplies and other operating expenses	19,197	20,614	36,685	39,300
General and administrative expenses	61,291	55,714	121,557	114,318
Depreciation and amortization	5,782	5,313	11,901	10,645
Transformational and restructuring related expenses	8,475	3,834	13,397	10,439
Total operating expenses	430,861	408,977	865,400	835,235
Income from operations	56,922	59,867	98,579	91,968
Investment and other income	4,548	3,727	9,308	8,464
Interest expense	(8,172)	(9,130)	(16,437)	(18,284)
Equity in earnings of unconsolidated affiliate	702	505	1,394	911
Total non-operating expenses	(2,922)	(4,898)	(5,735)	(8,909)
Income before income taxes	54,000	54,969	92,844	83,059
Income tax provision	(14,157)	(15,709)	(23,429)	(23,062)
Net income	$39,843	$39,260	$69,415	$59,997
Other comprehensive income, net of tax
Unrealized holding (loss) gain on investments, net of tax of $145, $140, $297, and $395	(463)	429	(996)	1,208
Total comprehensive income	$39,380	$39,689	$68,419	$61,205
Per common and common equivalent share data:
Net income:
Basic	$0.50	$0.46	$0.87	$0.71
Diluted	$0.49	$0.46	$0.85	$0.70
Weighted average common shares:
Basic	79,440	84,797	79,957	84,653
Diluted	81,412	85,529	82,040	85,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
2026
Balance at January 1, 2026	82,976	$830	$947,566	$610	$(83,152)	$865,854
Net income	—	—	—	—	29,572	29,572
Unrealized holding loss on investments, net of tax	—	—	—	(533)	—	(533)
Common stock issued under employee stock purchase plan	30	—	544	—	—	544
Issuance of restricted stock	223	2	(2)	—	—	—
Forfeitures of restricted stock	(77)	—	—	—	—	—
Stock-based compensation expense	—	—	4,661	—	—	4,661
Repurchased common stock	(1,091)	(11)	(21,440)	—	—	(21,451)
Excise tax on share repurchases	—	—	(71)	—	—	(71)
Balance at March 31, 2026	82,061	821	931,258	77	(53,580)	878,576
Net income	—	—	—	—	39,843	39,843
Unrealized holding loss on investments, net of tax	—	—	—	(463)	—	(463)
Common stock issued under employee stock purchase plan	61	1	1,069	—	—	1,070
Issuance of restricted stock	1,138	11	(11)	—	—	—
Forfeitures of restricted stock	(162)	(2)	2	—	—	—
Stock-based compensation expense	—	—	5,075	—	—	5,075
Repurchased common stock	(1,875)	(19)	(42,725)	—	—	(42,744)
Excise tax on share repurchases	—	—	(380)	—	—	(380)
Balance at June 30, 2026	81,223	812	894,288	(386)	(13,737)	880,977
2025
Balance at January 1, 2025	85,866	$859	$1,013,690	$(1,071)	$(248,540)	$764,938
Net income	—	—	—	—	20,737	20,737
Unrealized holding gain on investments, net of tax	—	—	—	779	—	779
Common stock issued under employee stock purchase plan	60	—	662	—	—	662
Forfeitures of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	3,641	—	—	3,641
Repurchased common stock	(109)	(1)	(1,568)	—	—	(1,569)
Balance at March 31, 2025	85,810	858	1,016,425	(292)	(227,803)	789,188
Net income	—	—	—	—	39,260	39,260
Unrealized holding gain on investments, net of tax	—	—	—	429	—	429
Common stock issued under employee stock purchase plan	96	1	1,175	—	—	1,176
Issuance of restricted stock	963	10	(10)	—	—	—
Stock-based compensation expense	—	—	3,909	—	—	3,909
Repurchased common stock	(15)	—	(209)	—	—	(209)
Balance at June 30, 2025	86,854	869	1,021,290	137	(188,543)	833,753

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$69,415	$59,997
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,901	10,645
Amortization of premiums, discounts and issuance costs	152	458
Stock-based compensation expense	9,736	7,550
Deferred income taxes	19,788	16,504
Other	(1,332)	(1,501)
Changes in assets and liabilities:
Accounts receivable	2,064	21,231
Prepaid expenses and other current assets	3,960	204
Other long-term assets	7,247	9,601
Accounts payable and accrued expenses	(117,525)	(89,951)
Income taxes payable	1,573	4,763
Long-term professional liabilities	(1,417)	(8,166)
Other liabilities	(8,755)	(9,315)
Net cash (used in) provided by operating activities – continuing operations	(3,193)	22,020
Net cash used in operating activities - discontinued operations	(1,331)	(2,316)
Net cash (used in) provided by operating activities	(4,524)	19,704
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(7,000)	—
Purchases of investments	(10,060)	(21,529)
Proceeds from maturities or sales of investments	18,200	18,380
Purchases of property and equipment	(7,626)	(7,833)
Other	526	(3,636)
Net cash used in investing activities	(5,960)	(14,618)
Cash flows from financing activities:
Payments on term loan	(12,500)	(9,375)
Payments on finance lease obligations	(797)	(844)
Proceeds from issuance of common stock	1,614	1,838
Repurchases of common stock	(64,195)	(1,778)
Other	—	(135)
Net cash used in financing activities	(75,878)	(10,294)
Net decrease in cash and cash equivalents	(86,362)	(5,208)
Cash and cash equivalents at beginning of period	375,241	229,940
Cash and cash equivalents at end of period	$288,879	$224,732

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

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

2. Cash Equivalents and Investments:

As of June 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted entirely of money market funds totaling $26.2 million and $86.0 million, respectively.

Investments held are all classified as current and at June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
U.S. Treasury securities	$43,174	$42,261
Corporate securities	41,586	53,260
Municipal debt securities	26,968	21,373
Federal home loan securities	2,837	5,825
Certificates of deposit	754	1,763
	$115,319	$124,482

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2026	December 31, 2025
Assets:
Money market funds	Level 1	$26,187	$85,966
Short-term investments	Level 2	115,319	124,482
Mutual funds	Level 1	21,334	20,179

The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	Level 2	$400,000	$395,000	$400,000	$400,000

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net patient service revenue	$418,699	$397,410	$824,051	$786,788
Hospital contract administrative fees	68,305	68,224	138,225	133,408
Other revenue	779	3,210	1,703	7,007
	$487,783	$468,844	$963,979	$927,203

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contracted managed care	72%	71%	71%	70%
Government	23	23	23	24
Other third-parties	4	4	4	4
Private-pay patients	1	2	2	2
	100%	100%	100%	100%

5. Business Combination:

During the six months ended June 30, 2026, the Company completed the acquisition of one maternal-fetal medicine practice for total consideration of $7.9 million, of which $7.0 million was paid in cash at closing and $0.9 million was recorded as a contingent consideration liability. The acquisition expanded the Company’s national network of physician practices across women’s and children’s services. In connection with this acquisition, the Company recorded tax deductible goodwill of $7.5 million, intangible assets consisting primarily of physician and hospital agreements of $0.4 million, operating lease right of use assets of $2.7 million and operating lease liabilities of $2.7 million.

6. Goodwill:

The changes in the carrying amount of the Company's goodwill consist of the following (in thousands):

	Goodwill Gross	Accumulated Impairment Losses	Goodwill Net
Balance at December 31, 2025	$1,559,688	$(298,956)	$1,260,732
Acquisition	7,516	—	7,516
Balance at June 30, 2026	1,567,204	(298,956)	1,268,248

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$27,849	$37,220
Accrued salaries and incentive compensation	146,500	248,058
Accrued payroll taxes and benefits	30,949	39,620
Accrued professional liabilities	35,916	35,176
Accrued interest	8,150	8,151
Other accrued expenses	52,473	51,305
	$301,837	$419,530

The net decrease in accrued salaries and incentive compensation of $101.6 million, from December 31, 2025 to June 30, 2026, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2026. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

At June 30, 2026, the Company had an outstanding principal balance on the Amended Credit Agreement of $184.4 million, composed of the Term A Loan. Under the terms of the Amended Credit Agreement, the Company is required to make quarterly payments on the Term A Loan of $6.25 million throughout 2026 and a final payment of $171.9 million due at maturity in February 2027. There was no outstanding balance under the Revolving Credit Line at June 30, 2026. The Company had $450.0 million available on its Revolving Credit Line at June 30, 2026.

At June 30, 2026, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average number of common shares outstanding	79,440	84,797	79,957	84,653
Weighted average number of dilutive common share equivalents	1,972	732	2,083	864
Weighted average number of common and common equivalent shares outstanding	81,412	85,529	82,040	85,517
Antidilutive restricted stock not included in the diluted net income per common share calculation	235	325	135	168

10. Stock Incentive Plan and Stock Purchase Plans:

On May 7, 2026, the Company’s shareholders approved the Company’s Second Amended and Restated 2008 Incentive
Compensation Plan (the “Plan”). The amendment, among other things, increased the number of shares of the Company's common stock available for issuance under the Plan by 8,000,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock related awards and performance awards that may be settled in cash, stock or other property.

Under the Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified market or performance-based conditions and service-based conditions. The fair value of restricted stock is determined and fixed based on the Company’s stock price on the date of grant. The fair value of deferred stock awards are estimated using a Monte Carlo option model. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2026, the Company granted 1.4 million shares of restricted stock and 0.1 million of market-based deferred stock awards under the Plan. At June 30, 2026, the Company had 7.1 million shares available for future grants and awards under the Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2026, the Company issued approximately 0.1 million shares under the ESPP. At June 30, 2026, the Company had approximately 1.2 million shares reserved for issuance under the ESPP.

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $4.9 million and $8.6 million, respectively. In addition, during the three and six months ended June 30, 2026, the Company recognized an additional $0.2 million and $1.1 million, respectively, of stock-based compensation related restructuring expense. Stock-based compensation related restructuring expense is included in transformational and restructuring related expenses in the Consolidated Statements of Income and Comprehensive Income.

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $2.0 million and $4.3 million, respectively. In addition, during the three and six months ended June 30, 2025, the Company recognized an additional $1.9 million and $3.3 million, respectively, of stock-based compensation related restructuring expense.

During the first quarter of 2026, certain affiliated physicians received stock-price based unit awards. The stock-price based unit awards vest over a three-year period upon the fulfillment of specified service-based conditions. The stock-price based unit awards are accounted for as liability awards as they are based upon the Company’s stock performance and will be settled in cash. As a result, the liability will be adjusted to reflect fair value at the end of each reporting period. During the three and six months ended June 30, 2026, the Company recognized $7.0 million and $8.4 million of compensation expense, respectively, related to these awards.

11. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2026.

In August 2025, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock in addition to its existing share repurchase programs. Under this share repurchase program, during the six months ended June 30, 2026, the Company purchased 2.8 million shares of its common stock for $61.7 million, resulting in $104.5 million remaining available for repurchase as of June 30, 2026.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

During the six months ended June 30, 2026, the Company also withheld 0.1 million shares of its common stock to satisfy tax obligations of $2.5 million associated with the vesting of certain restricted stock awards.

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

13. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2026 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2026, the percentage of our patient service revenue being reimbursed under government-sponsored or government-funded healthcare programs (“GHC Programs”) decreased as compared to the three months ended June 30, 2025. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

For claims subject to the NSA, insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. The patient’s cost-sharing amount for out-of-network services covered by the NSA must be no more than the patient’s in-network cost-sharing amounts. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to enforcement actions by the Centers for Medicare and Medicaid Services ("CMS"), the U.S. Department of Labor, or by states, one or multiple of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as any state-specific penalties enforcement action and federal civil monetary penalties.

For claims subject to the NSA, including many emergency care services, out-of-network providers will be paid an initial amount determined by the plan; if a provider is not satisfied with the initial amount paid for the services, the provider can pursue recourse through an independent dispute resolution (“IDR”) process. The outcome of each IDR dispute is generally binding on both the provider and payor with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment. Providers have had difficulty enforcing IDR awards against insurers, as certain federal courts have held that the NSA does not provide a private right of action to compel payment, leaving enforcement primarily to the U.S. Department of Health and Human Services. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services. In addition, in May 2026, CMS finalized the most comprehensive revisions to the IDR process since its implementation. These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Medicare and Medicaid Reform

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. In recent years, members of Congress have introduced a number of proposals intended to reform the Medicaid program by cutting or expanding coverage and available benefits, and the program is in a state of flux. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which reforms the Medicaid program by eliminating certain financial incentives for states that have expanded their Medicaid programs under the ACA, imposing work requirements on certain adult beneficiaries, and requiring states to increase patient cost-sharing amounts for certain services. The Congressional Budget Office has estimated that the One Big Beautiful Bill Act will cut federal spending on Medicaid and Children’s Health Insurance Program benefits by $900 billion, due in part to eliminating millions of people from the programs by 2034. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income. We cannot predict with any assurance the ultimate effect of these reforms on reimbursements for our services.

In addition, attempts to limit federal and state spending continue on GHC Programs by limiting or reducing Medicare and Medicaid reimbursement for various services. Medicare pays physicians for their services using a formula that multiplies a standard dollar amount (called the conversion factor) by a number of units assigned to each service based on the time and complexity involved. Reducing the conversion factor therefore reduces what Medicare pays for every covered physician service across the board. In July 2026, CMS released the 2027 Medicare Physician Fee Schedule, which proposes to reduce the conversion factor by 1.19% for 2027, in part because a temporary payment increase that had been included in the 2026 fee schedule is set to expire.

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

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and six months ended June 30, 2026 and 2025, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$39,843	$39,260	$69,415	$59,997
Interest expense	8,172	9,130	16,437	18,284
Income tax provision	14,157	15,709	23,429	23,062
Depreciation and amortization expense	5,782	5,313	11,901	10,645
Transformational and restructuring related expenses	8,475	3,834	13,397	10,439
Adjusted EBITDA	$76,429	$73,246	$134,579	$122,427

	Three Months Ended June 30,
	2026		2025
Weighted average diluted shares outstanding	81,412		85,529
Net income and diluted net income per share	$39,843	$0.49	$39,260	$0.46
Adjustments (1):
Amortization (net of tax of $554 and $421)	1,661	0.02	1,266	0.01
Stock-based compensation (net of tax of $1,214 and $503)	3,642	0.05	1,508	0.02
Transformational and restructuring expenses (net of tax of $2,119 and $959)	6,356	0.08	2,875	0.03
Net impact from discrete tax events	(596)	(0.01)	739	0.01
Adjusted income and diluted EPS	$50,906	$0.63	$45,648	$0.53

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026		2025
Weighted average diluted shares outstanding	82,040		85,517
Net income and diluted net income per share	$69,415	$0.85	$59,997	$0.70
Adjustments (1):
Amortization (net of tax of $1,119 and $851)	3,356	0.04	2,556	0.03
Stock-based compensation (net of tax of $2,150 and $1,076)	6,450	0.08	3,228	0.04
Transformational and restructuring expenses (net of tax of $3,349 and $2,610)	10,048	0.12	7,829	0.09
Net impact from discrete tax events	(1,731)	(0.02)	564	0.01
Adjusted income and diluted EPS	$87,538	$1.07	$74,174	$0.87

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the six months ended June 30, 2026 and 2025.

Results of Operations

Three Months Ended June 30, 2026 as Compared to Three Months Ended June 30, 2025

Our net revenue was $487.8 million for the three months ended June 30, 2026, as compared to $468.8 million for the same period in 2025. The increase in net revenue of $19.0 million, or 4.0%, was primarily attributable to an increase in non-same unit activity, primarily from the impact of recent acquisitions, net of dispositions, and from same-unit revenue. Same-units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $8.5 million, or 1.9%. The increase in same-unit net revenue was comprised of an increase of $18.1 million, or 4.0%, from net reimbursement-related factors, partially offset by a decrease of $9.6 million, or 2.1%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved collection activity, a favorable shift in payor mix and increased patient acuity, primarily in neonatology. The decrease in revenue from patient service volumes was primarily related to our neonatology services.

Practice salaries and benefits increased $12.6 million, or 3.9%, to $336.1 million for the three months ended June 30, 2026, as compared to $323.5 million for the same period in 2025. The increase of $12.6 million was primarily attributable to increases in clinical salaries and malpractice expense at our existing units.

Practice supplies and other operating expenses decreased $1.4 million, or 6.9%, to $19.2 million for the three months ended June 30, 2026, as compared to $20.6 million for the same period in 2025. The decrease was primarily attributable to lower practice supply, professional fees and other expenses at our existing units.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $61.3 million for the three months ended June 30, 2026, as compared to $55.7 million for the same period in 2025. The net increase of $5.6 million was primarily related to increases in compensation expense, primarily from executive transition related costs. General and administrative expenses as a percentage of net revenue were 12.6% for the three months ended June 30, 2026, as compared to 11.9% for the same period in 2025.

Depreciation and amortization expense was $5.8 million for the three months ended June 30, 2026, as compared to $5.3 million for the same period in 2025. The net increase of $0.5 million was primarily related to capital expenditures and amortization of intangible assets from recent acquisitions.

Transformational and restructuring related expenses were $8.5 million for the three months ended June 30, 2026 as compared to $3.8 million for the same period in 2025. The expenses during 2026 primarily related to revenue cycle management transition activities. The expenses in 2025 were primarily related to position eliminations and revenue cycle management transition activities.

Income from operations decreased $3.0 million, or 4.9%, to $56.9 million for the three months ended June 30, 2026, as compared to $59.9 million for the same period in 2025. Our operating margin was 11.7% for the three months ended June 30, 2026, as compared to 12.8% for the same period in 2025. The decrease in our operating margin was primarily due to unfavorable impacts in our same-unit results, primarily from higher operating expenses, partially offset by favorable impacts from recent acquisitions. Excluding transformational and restructuring related expenses, our income from operations was $65.4 million and $63.7 million, and our operating margin was 13.4% and 13.6% for the three months ended June 30, 2026 and 2025, respectively. We believe excluding the impacts from transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $2.9 million for the three months ended June 30, 2026, as compared to $4.9 million for the same period in 2025. The net decrease in non-operating expenses was primarily related to a decrease in interest expense from modestly lower interest rates and borrowings and an increase in interest income due to higher cash balances.

Our effective income tax rate (“tax rate”) was 26.2% for the three months ended June 30, 2026, as compared to 28.6% for the three months ended June 30, 2025. The tax rate for the three months ended June 30, 2026 and 2025 includes a net discrete tax benefit of $0.6 million and tax expense of $0.7 million, respectively. After excluding discrete tax impacts during the three months ended June 30, 2026 and 2025, our tax rate was 27.3% and 27.2%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income was $39.8 million for the three months ended June 30, 2026, as compared to $39.3 million for the same period in 2025. Adjusted EBITDA was $76.4 million for the three months ended June 30, 2026, as compared to $73.2 million for the same period in 2025. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from recent acquisitions, partially offset by a decrease in same-unit results due to higher expenses as compared to revenue growth.

Diluted net income per common and common equivalent share was $0.49 on weighted average shares outstanding of 81.4 million for the three months ended June 30, 2026, as compared to $0.46 on weighted average shares outstanding of 85.5 million for the same period in 2025. The decrease in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase program, partially offset by issuances of restricted stock. Adjusted EPS was $0.63 for the three months ended June 30, 2026, as compared to $0.53 for the same period in 2025.

Six Months Ended June 30, 2026 as Compared to Six Months Ended June 30, 2025

Our net revenue was $964.0 million for the six months ended June 30, 2026, as compared to $927.2 million for the same period in 2025. The increase in net revenue of $36.8 million, or 4.0%, was primarily attributable to an increase in same-unit revenue and non-same unit activity, primarily from the impact of recent acquisitions, net of dispositions. Same-units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $20.1 million, or 2.3%. The increase in same-unit net revenue was comprised of an increase of $37.0 million, or 4.2%, from net reimbursement-related factors partially offset by a decrease of $16.9 million, or 1.9%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved collection activity, a favorable shift in payor mix, increased patient acuity, primarily in neonatology, and an increase in administrative fees from our hospital partners. The decrease in revenue from patient service volumes was related to decreases across all our service lines.

Practice salaries and benefits increased $21.3 million, or 3.2%, to $681.9 million for the six months ended June 30, 2026, as compared to $660.5 million for the same period in 2025. The increase of $21.3 million was primarily attributable to increases in clinical salaries and malpractice expense at our existing units.

Practice supplies and other operating expenses decreased $2.6 million, or 6.6%, to $36.7 million for the six months ended June 30, 2026, as compared to $39.3 million for the same period in 2025. The decrease was primarily attributable to non-same unit activity, primarily resulting from practice dispositions and lower supply and other expenses at our existing units.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $121.6 million for the six months ended June 30, 2026, as compared to $114.3 million for the same period in 2025. The net increase of $7.3 million was primarily related to increases in compensation expense, primarily from executive transition related costs. General and administrative expenses as a percentage of net revenue were 12.6% for the six months ended June 30, 2026, as compared to 12.3% for the same period in 2025.

Depreciation and amortization expense was $11.9 million for the six months ended June 30, 2026, as compared to $10.6 million for the same period in 2025. The net increase of $1.3 million was primarily related to capital expenditures at our existing units and from capital expenditures and amortization of intangible assets from recent acquisitions.

Transformational and restructuring related expenses were $13.4 million for the six months ended June 30, 2026 as compared to $10.4 million for the same period in 2025. The expenses during 2026 primarily related to revenue cycle management transition activities. The expenses during 2025 primarily related to position eliminations across various shared services departments and revenue cycle management activities.

Income from operations increased $6.6 million, or 7.2%, to $98.6 million for the six months ended June 30, 2026, as compared to $92.0 million for the same period in 2025. Our operating margin was 10.2% for the six months ended June 30, 2026, as compared to 9.9% for the same period in 2025. The increase in our operating margin was primarily due to recent acquisitions. Excluding transformational and restructuring related expenses, our income from operations was $112.0 million and $102.4 million, and our operating margin was 11.6% and 11.0% for the six months ended June 30, 2026 and 2025, respectively. We believe excluding the impacts from transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $5.7 million for the six months ended June 30, 2026, as compared to $8.9 million for the same period in 2025. The net decrease in non-operating expenses was primarily related to a decrease in interest expense from modestly lower interest rates and borrowings and an increase in interest income due to higher cash balances.

Our effective income tax rate (“tax rate”) was 25.2% for the six months ended June 30, 2026 as compared to 27.8% for the six months ended June 30, 2025. The tax rate for the six months ended June 30, 2026 and 2025 includes a net discrete tax benefit of $1.7 million and tax expense of $0.6 million, respectively. After excluding discrete tax impacts during the six months ended June 30, 2026 and 2025, our tax rate was 27.1% for each period. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income was $69.4 million for the six months ended June 30, 2026, as compared to $60.0 million for the same period in 2025. Adjusted EBITDA was $134.6 million for the six months ended June 30, 2026, as compared to $122.4 million for the same period in 2025. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from recent acquisitions and from our same-unit results.

Diluted net income per common and common equivalent share was $0.85 on weighted average shares outstanding of 82.0 million for the six months ended June 30, 2026, as compared to $0.70 on weighted average shares outstanding of 85.5 million for the same period in 2025. The decrease in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase program, partially offset by issuances of restricted stock. Adjusted EPS was $1.07 for the six months ended June 30, 2026, as compared to $0.87 for the same period in 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had $288.9 million of cash and cash equivalents as compared to $375.2 million at December 31, 2025. Additionally, we had working capital of $158.6 million at June 30, 2026, a decrease of $146.0 million from working capital of $304.6 million at December 31, 2025. The net decrease in working capital is primarily due to an increase in the current portion of debt from the reclassification of the Term A Loan (as defined below), which matures in February 2027.

Cash Flows

Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating activities	$(3,193)	$22,020
Investing activities	(5,960)	(14,618)
Financing activities	(75,878)	(10,294)

Operating Activities

During the six months ended June 30, 2026, our net cash used in operating activities from continuing operations was $3.2 million, compared to cash provided of $22.0 million for the same period in 2025. The net increase in cash used of $25.2 million was primarily due to an increase in cash used to fund working capital, primarily incentive compensation payments.

During the six months ended June 30, 2026, cash inflow from accounts receivable was $2.1 million, as compared to $21.2 million for the same period in 2025. The decrease in cash flow from accounts receivable for the six months ended June 30, 2026 as compared to the prior year period was primarily due to growth in revenue at existing units and the impact of acquisitions, partially offset by a decrease in days sales outstanding (“DSO”).

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 42.5 days at June 30, 2026 as compared to 42.8 days at December 31, 2025 and 46.4 days at June 30, 2025. The decrease in our DSO for both periods was primarily related to improved cash collections at our existing units.

Investing Activities

During the six months ended June 30, 2026, our net cash used in investing activities of $6.0 million consisted of capital expenditures of $7.6 million and acquisition payments of $7.0 million, partially offset by net proceeds from maturities of investments of $8.1 million.

Financing Activities

During the six months ended June 30, 2026, our net cash used in financing activities of $75.9 million consisted primarily of stock repurchases of $64.2 million and payments on our Term A Loan of $12.5 million.

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

At June 30, 2026, we had an outstanding principal balance on the Amended Credit Agreement of $184.4 million, composed of the Term A Loan. There was no balance outstanding under the Revolving Credit Line. We had $450.0 million available on the Revolving Credit Line at June 30, 2026.

At June 30, 2026, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

At June 30, 2026, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2026.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2026 was $271.1 million, of which $35.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $18.9 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, future impacts of legal, regulatory, political and macroeconomic developments and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements include the following: the impact of the Company’s practice portfolio management plans and whether the Company is able to achieve the expected favorable impact to Adjusted EBITDA therefrom, the effects of economic conditions on our business, including a slowdown of economic growth, economic downturns, inflationary pressures, elevated unemployment levels and sluggish or uneven economic recovery; the effects of the Medicare Access and CHIP Reauthorization Act of 2015, the ACA, the One Big Beautiful Bill Act and potential additional healthcare reform; our relationships with government-sponsored or funded healthcare programs and with managed care organizations and commercial health insurance payors and any shifts in the Company’s payor mix; the impact of state budgetary constraints and uncertainty over the future of Medicaid; the impact of surprise billing legislation; our transition to a hybrid revenue cycle management model; the timing and contribution of future acquisitions or organic growth initiatives; our ability to comply with the terms of our debt financing arrangements and our ability to replace, refinance or extend our current debt financing arrangements; the effects of our transformation initiatives, including our renewed focus, and growth strategy for, our hospital-based and maternal-fetal businesses; and other risks and uncertainties set forth under Part I, Item 1A. Risk Factors, of the 2025 Form 10-K as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At June 30, 2026, we had an outstanding principal balance of $184.4 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.8 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases we made of our common stock during the three months ended June 30, 2026. The table reflects shares repurchased under the share repurchase program that was approved by our board of directors in August 2025 and shares withheld of our common stock to satisfy tax obligations associated with the vesting of certain restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2026	—	$—	—	(a)
May 1 – May 31, 2026	1,284,902	22.74	1,284,902	(a)
June 1 – June 30, 2026	590,560	22.84	547,793	(a)
Total	1,875,462	$22.77	1,832,695	(a)

(a)
We have two active repurchase programs. Our July 30, 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs and to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. Our August 18, 2025 repurchase program allows us to repurchase up to an additional $250.0 million of shares of our common stock, of which we repurchased $145.5 million as of June 30, 2026.
(b)
Average price paid per share excludes costs associated with repurchases, including the 1% excise tax on share repurchases as a result of the Inflation Reduction Act of 2022.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Pediatrix Medical Group, Inc.

Date: August 4, 2026	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By: /s/ Kasandra H. Rossi
Kasandra H. Rossi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)