Form 10-Q
period 2026-09-30
Pediatrix Medical Group, Inc.
filed 2026-10-29
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On October 27, 2026, the registrant had outstanding 78,124,716 shares of Common Stock, par value $.01 per share.

8

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$311,916	$375,241
Short-term investments	113,921	124,482
Accounts receivable, net	231,818	229,665
Prepaid expenses	8,985	12,606
Income taxes receivable	8,473	12,641
Other current assets	8,963	8,879
Total current assets	684,076	763,514
Property and equipment, net	37,239	39,180
Goodwill	1,268,248	1,260,732
Intangible assets, net	13,095	16,862
Operating and finance lease right-of-use assets	33,710	34,330
Deferred income tax assets	45,160	73,922
Other assets	57,892	58,156
Total assets	$2,139,420	$2,246,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$342,859	$419,530
Current portion of debt and finance lease liabilities, net	179,949	26,806
Current portion of operating lease liabilities	11,021	11,591
Income taxes payable	1,902	984
Total current liabilities	535,731	458,911
Long-term debt and finance lease liabilities, net	397,771	570,532
Long-term operating lease liabilities	23,261	25,686
Long-term professional liabilities	235,498	238,353
Deferred income tax liabilities	61,428	57,024
Other liabilities	36,116	30,336
Total liabilities	1,289,805	1,380,842
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 78,092,928 and 82,976,110 shares issued and outstanding, respectively	781	830
Additional paid-in capital	850,574	947,566
Accumulated other comprehensive (loss) income	(1,740)	610
Retained earnings (deficit)	—	(83,152)
Total shareholders’ equity	849,615	865,854
Total liabilities and shareholders’ equity	$2,139,420	$2,246,696

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$501,374	$492,875	$1,465,353	$1,420,078
Operating expenses:
Practice salaries and benefits	341,543	332,326	1,023,403	992,859
Practice supplies and other operating expenses	19,559	20,200	56,244	59,500
General and administrative expenses	62,701	60,793	184,258	175,111
Depreciation and amortization	6,243	5,551	18,144	16,196
Transformational and restructuring related expenses	6,118	5,954	19,515	16,393
Total operating expenses	436,164	424,824	1,301,564	1,260,059
Income from operations	65,210	68,051	163,789	160,019
Investment and other income	5,864	5,883	15,172	14,347
Net gain on investments in divested businesses	—	20,906	—	20,906
Interest expense	(8,127)	(8,941)	(24,564)	(27,225)
Equity in earnings of unconsolidated affiliate	2,045	1,879	3,439	2,790
Total non-operating (expenses) income	(218)	19,727	(5,953)	10,818
Income before income taxes	64,992	87,778	157,836	170,837
Income tax provision	(18,001)	(16,070)	(41,430)	(39,132)
Net income	$46,991	$71,708	$116,406	$131,705
Other comprehensive income, net of tax
Unrealized holding (loss) gain on investments, net of tax of $423, $101, $720, and $496	(1,354)	309	(2,350)	1,517
Total comprehensive income	$45,637	$72,017	$114,056	$133,222
Per common and common equivalent share data:
Net income:
Basic	$0.61	$0.85	$1.47	$1.56
Diluted	$0.59	$0.84	$1.43	$1.54
Weighted average common shares:
Basic	77,275	84,609	79,053	84,649
Diluted	79,729	85,613	81,260	85,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(Unaudited)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
2026
Balance at January 1, 2026	82,976	$830	$947,566	$610	$(83,152)	$865,854
Net income	—	—	—	—	29,572	29,572
Unrealized holding loss on investments, net of tax	—	—	—	(533)	—	(533)
Common stock issued under employee stock purchase plan	30	—	544	—	—	544
Issuance of restricted stock	223	2	(2)	—	—	—
Forfeitures of restricted stock	(77)	—	—	—	—	—
Stock-based compensation expense	—	—	4,661	—	—	4,661
Repurchased common stock	(1,091)	(11)	(21,440)	—	—	(21,451)
Excise tax on share repurchases	—	—	(71)	—	—	(71)
Balance at March 31, 2026	82,061	821	931,258	77	(53,580)	878,576
Net income	—	—	—	—	39,843	39,843
Unrealized holding loss on investments, net of tax	—	—	—	(463)	—	(463)
Common stock issued under employee stock purchase plan	61	1	1,069	—	—	1,070
Issuance of restricted stock	1,138	11	(11)	—	—	—
Forfeitures of restricted stock	(162)	(2)	2	—	—	—
Stock-based compensation expense	—	—	5,075	—	—	5,075
Repurchased common stock	(1,875)	(19)	(42,725)	—	—	(42,744)
Excise tax on share repurchases	—	—	(380)	—	—	(380)
Balance at June 30, 2026	81,223	812	894,288	(386)	(13,737)	880,977
Net income	—	—	—	—	46,991	46,991
Unrealized holding loss on investments, net of tax	—	—	—	(1,354)	—	(1,354)
Common stock issued under employee stock purchase plan	30	—	678	—	—	678
Issuance of restricted stock	4	—	—	—	—	—
Forfeitures of restricted stock	(44)	—	—	—	—	—
Stock-based compensation expense	—	—	6,195	—	—	6,195
Repurchased common stock	(3,120)	(31)	(49,757)	—	(33,254)	(83,042)
Excise tax on share repurchases	—	—	(830)	—	—	(830)
Balance at September 30, 2026	78,093	$781	$850,574	$(1,740)	$—	$849,615
2025
Balance at January 1, 2025	85,866	$859	$1,013,690	$(1,071)	$(248,540)	$764,938
Net income	—	—	—	—	20,737	20,737
Unrealized holding gain on investments, net of tax	—	—	—	779	—	779
Common stock issued under employee stock purchase plan	60	—	662	—	—	662
Forfeitures of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	3,641	—	—	3,641
Repurchased common stock	(109)	(1)	(1,568)	—	—	(1,569)
Balance at March 31, 2025	85,810	858	1,016,425	(292)	(227,803)	789,188
Net income	—	—	—	—	39,260	39,260
Unrealized holding gain on investments, net of tax	—	—	—	429	—	429
Common stock issued under employee stock purchase plan	96	1	1,175	—	—	1,176
Issuance of restricted stock	963	10	(10)	—	—	—
Stock-based compensation expense	—	—	3,909	—	—	3,909
Repurchased common stock	(15)	—	(209)	—	—	(209)
Balance at June 30, 2025	86,854	869	1,021,290	137	(188,543)	833,753
Net income	—	—	—	—	71,708	71,708
Unrealized holding gain on investments, net of tax	—	—	—	309	—	309
Common stock issued under employee stock purchase plan	58	—	700	—	—	700
Issuance of restricted stock	172	1	(1)	—	—	—
Forfeitures of restricted stock	(20)	—	—	—	—	—
Stock-based compensation expense	—	—	5,150	—	—	5,150
Repurchased common stock	(1,231)	(12)	(20,855)	—	—	(20,867)
Excise tax on share repurchases	—	—	(87)	—	—	(87)
Balance at September 30, 2025	85,833	$858	$1,006,197	$446	$(116,835)	$890,666

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$116,406	$131,705
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,144	16,196
Amortization of premiums, discounts and issuance costs	214	698
Net gain on investments in divested businesses	—	(20,906)
Stock-based compensation expense	15,931	12,700
Deferred income taxes	33,884	27,639
Other	(3,337)	(3,386)
Changes in assets and liabilities:
Accounts receivable	(2,153)	29,101
Prepaid expenses and other current assets	3,694	(784)
Other long-term assets	15,965	16,972
Accounts payable and accrued expenses	(74,441)	(38,833)
Income taxes payable	5,086	9,377
Long-term professional liabilities	(3,707)	(7,406)
Other liabilities	(11,152)	(12,938)
Net cash provided by operating activities – continuing operations	114,534	160,135
Net cash used in operating activities - discontinued operations	(1,751)	(3,146)
Net cash provided by operating activities	112,783	156,989
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(7,000)	(19,196)
Purchases of investments	(19,922)	(23,484)
Proceeds from maturities or sales of investments	27,800	21,424
Proceeds from investment in divested business	—	30,000
Purchases of property and equipment	(12,006)	(13,171)
Other	526	(3,587)
Net cash used in investing activities	(10,602)	(8,014)
Cash flows from financing activities:
Payments on term loan	(18,750)	(14,063)
Payments on finance lease obligations	(1,112)	(1,346)
Payment of contingent consideration liability	—	(3,182)
Proceeds from issuance of common stock	2,292	2,538
Repurchases of common stock	(147,237)	(22,645)
Other	(699)	(158)
Net cash used in financing activities	(165,506)	(38,856)
Net (decrease) increase in cash and cash equivalents	(63,325)	110,119
Cash and cash equivalents at beginning of period	375,241	229,940
Cash and cash equivalents at end of period	$311,916	$340,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

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

2. Cash Equivalents and Investments:

As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted entirely of money market funds totaling $30.6 million and $86.0 million, respectively.

Investments held are all classified as current and at September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
U.S. Treasury securities	$40,431	$42,261
Corporate securities	40,343	53,260
Municipal debt securities	25,631	21,373
Federal home loan securities	6,764	5,825
Certificates of deposit	752	1,763
	$113,921	$124,482

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value
	Fair Value Category	September 30, 2026	December 31, 2025
Assets:
Money market funds	Level 1	$30,565	$85,966
Short-term investments	Level 2	113,921	124,482
Mutual funds	Level 1	21,189	20,179

The following table presents information about the Company’s financial instruments that are not carried at fair value at September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2030 Notes	Level 2	$400,000	$386,000	$400,000	$400,000

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net patient service revenue	$433,715	$422,179	$1,257,766	$1,208,967
Hospital contract administrative fees	66,959	67,728	205,184	201,137
Other revenue	700	2,968	2,403	9,974
	$501,374	$492,875	$1,465,353	$1,420,078

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contracted managed care	72%	72%	71%	70%
Government	22	23	23	25
Other third-parties	4	4	4	4
Private-pay patients	2	1	2	1
	100%	100%	100%	100%

5. Business Combination:

During the nine months ended September 30, 2026, the Company completed the acquisition of one maternal-fetal medicine practice for total consideration of $7.9 million, of which $7.0 million was paid in cash at closing and $0.9 million was recorded as a contingent consideration liability. The acquisition expanded the Company’s national network of physician practices across women’s and children’s services. In connection with this acquisition, the Company recorded tax deductible goodwill of $7.5 million, intangible assets consisting primarily of physician and hospital agreements of $0.4 million, operating lease right of use assets of $2.7 million and operating lease liabilities of $2.7 million.

6. Goodwill:

The changes in the carrying amount of the Company's goodwill consist of the following (in thousands):

	Goodwill Gross	Accumulated Impairment Losses	Goodwill Net
Balance at December 31, 2025	$1,559,688	$(298,956)	$1,260,732
Acquisition	7,516	—	7,516
Balance at September 30, 2026	1,567,204	(298,956)	1,268,248

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$25,890	$37,220
Accrued salaries and incentive compensation	194,122	248,058
Accrued payroll taxes and benefits	36,813	39,620
Accrued professional liabilities	33,899	35,176
Accrued interest	2,774	8,151
Other accrued expenses	49,361	51,305
	$342,859	$419,530

The net decrease in accrued salaries and incentive compensation of $53.9 million, from December 31, 2025 to September 30, 2026, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2026. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

At September 30, 2026, the Company had an outstanding principal balance on the Amended Credit Agreement of $178.1 million, composed of the Term A Loan. Under the terms of the Amended Credit Agreement, the Company is required to make quarterly payments on the Term A Loan of $6.25 million throughout 2026 and a final payment of $171.9 million due at maturity in February 2027. There was no outstanding balance under the Revolving Credit Line at September 30, 2026. The Company had $450.0 million available on its Revolving Credit Line at September 30, 2026.

At September 30, 2026, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of common shares outstanding	77,275	84,609	79,053	84,649
Weighted average number of dilutive common share equivalents	2,454	1,004	2,207	910
Weighted average number of common and common equivalent shares outstanding	79,729	85,613	81,260	85,559
Antidilutive restricted stock not included in the diluted net income per common share calculation	2	60	91	132

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

Under the Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified market or performance-based conditions and service-based conditions. The fair value of restricted stock is determined and fixed based on the Company’s stock price on the date of grant. The fair value of deferred stock awards are estimated using a Monte Carlo option model. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2026, the Company granted 1.4 million shares of restricted stock and 0.1 million of market-based deferred stock awards under the Plan. At September 30, 2026, the Company had 7.1 million shares available for future grants and awards under the Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2026, the Company issued approximately 0.1 million shares under the ESPP. At September 30, 2026, the Company had approximately 1.2 million shares reserved for issuance under the ESPP.

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $4.9 million and $13.5 million, respectively. In addition, during the three and nine months ended September 30, 2026, the Company recognized an additional $1.3 million and $2.4 million, respectively, of stock-based compensation related restructuring expense. Stock-based compensation related restructuring expense is included in transformational and restructuring related expenses in the Consolidated Statements of Income and Comprehensive Income.

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $3.4 million and $7.7 million, respectively. In addition, during the three and nine months ended September 30, 2025, the Company recognized an additional $1.7 million and $5.0 million, respectively, of stock-based compensation related restructuring expense.

During the first quarter of 2026, certain affiliated physicians received stock-price based unit awards. The stock-price based unit awards vest over a three-year period upon the fulfillment of specified service-based conditions. The stock-price based unit awards are accounted for as liability awards as they are based upon the Company’s stock performance and will be settled in cash. As a result, the liability will be adjusted to reflect fair value at the end of each reporting period. During the three and nine months ended September 30, 2026, the Company recognized $8.1 million and $16.5 million of compensation expense, respectively, related to these awards.

11. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the nine months ended September 30, 2026.

In August 2025, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock in addition to its existing share repurchase programs. Under this share repurchase program, during the nine months ended September 30, 2026, the Company purchased 5.9 million shares of its common stock for $144.7 million, resulting in $21.5 million remaining available for repurchase as of September 30, 2026.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

During the nine months ended September 30, 2026, the Company also withheld 0.1 million shares of its common stock to satisfy tax obligations of $2.5 million associated with the vesting of certain restricted stock awards.

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

13. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2026 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2026, the percentage of our patient service revenue being reimbursed under government-sponsored or government-funded healthcare programs (“GHC Programs”) decreased as compared to the three months ended September 30, 2025. However, we could experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

For claims subject to the NSA, insurers are required to calculate the patient’s total cost-sharing amount pursuant to rules set forth in the NSA and its implementing regulations which, in some cases, can be calculated by reference to the applicable qualifying payment amount for the items or services received. The patient’s cost-sharing amount for out-of-network services covered by the NSA must be no more than the patient’s in-network cost-sharing amounts. Patient cost-sharing amounts for items and services subject to the NSA count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. For claims subject to the NSA, providers are generally not permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider is only permitted to bill a patient more than the cost-sharing amount allowed under the NSA for certain types of services if the provider satisfies all aspects of an informed consent process set forth in the NSA’s implementing regulations. Providers that violate these surprise billing prohibitions may be subject to enforcement actions by the Centers for Medicare and Medicaid Services ("CMS"), the U.S. Department of Labor, or by states, one or multiple of which may be tasked with investigating potential non-compliance as a result of patient complaints, as well as any state-specific penalties and enforcement actions and federal civil monetary penalties.

For claims subject to the NSA, including many emergency care services, out-of-network providers will be paid an initial amount determined by the plan; if a provider is not satisfied with the initial amount paid for the services, the provider can pursue recourse through an independent dispute resolution (“IDR”) process. The outcome of each IDR dispute is generally binding on both the provider and payor with respect to the particular claims at issue in that dispute but may not affect an insurer’s future offers of payment. Providers have had difficulty enforcing IDR awards against insurers, as certain federal courts have held that the NSA does not provide a private right of action to compel payment, leaving enforcement primarily to the U.S. Department of Health and Human Services. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services. In addition, in May 2026, CMS finalized the most comprehensive revisions to the IDR process since its implementation. The rule became effective in August 2026, and certain of its requirements will be implemented on a rolling basis through subsequent guidance and system changes. Changes to the IDR process or to the calculation of qualifying payment amounts, as well as other regulatory, judicial or legislative developments, could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has altered how health care is delivered and reimbursed in the U.S. and contains various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions of the ACA have expanded the scope and reach of the False Claims Act and other healthcare fraud and abuse laws. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. As a result, we could be affected by potential changes to various aspects of the ACA, including the loss of enhanced subsidies, changes to tax credits, monthly premiums, healthcare insurance marketplaces and Medicaid expansion. Many individuals who purchase coverage through ACA marketplaces face higher out-of-pocket premiums and may reduce or discontinue coverage, and insurers have proposed a median premium increase of approximately 15% for 2027. We cannot predict with any assurance the ultimate effect that the loss of enhanced subsidies or increases to premiums will have on reimbursement for our services. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from various legal proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Non-GAAP Measures

In our analysis of our results of operations, we use various GAAP and certain non-GAAP financial measures. We have incurred certain expenses that we do not consider representative of our underlying operations, including transformational and restructuring related expenses. Accordingly, we report adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”), defined as net income before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Earnings per share has also been adjusted (“Adjusted EPS”) and consists of diluted net income per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three and nine months ended September 30, 2025, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude net gain on investments in divested businesses.

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

For a reconciliation of each of Adjusted EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and nine months ended September 30, 2026 and 2025, refer to the tables below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$46,991	$71,708	$116,406	$131,705
Interest expense	8,127	8,941	24,564	27,225
Income tax provision	18,001	16,070	41,430	39,132
Depreciation and amortization expense	6,243	5,551	18,144	16,196
Transformational and restructuring related expenses	6,118	5,954	19,515	16,393
Net gain on investments in divested businesses	—	(20,906)	—	(20,906)
Adjusted EBITDA	$85,480	$87,318	$220,059	$209,745

	Three Months Ended September 30,
	2026		2025
Weighted average diluted shares outstanding	79,729		85,613
Net income and diluted net income per share	$46,991	$0.59	$71,708	$0.84
Adjustments (1):
Amortization (net of tax of $552 and $482)	1,656	0.02	1,447	0.01
Stock-based compensation (net of tax of $1,231 and $851)	3,691	0.05	2,553	0.03
Transformational and restructuring expenses (net of tax of $1,529 and $1,489)	4,589	0.06	4,466	0.05
Net gain on investments in divested businesses (net of tax of $5,226)	—	—	(15,680)	(0.18)
Net impact from discrete tax events	319	—	(7,003)	(0.08)
Adjusted income and diluted EPS	$57,246	$0.72	$57,491	$0.67

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026		2025
Weighted average diluted shares outstanding	81,260		85,559
Net income and diluted net income per share	$116,406	$1.43	$131,705	$1.54
Adjustments (1):
Amortization (net of tax of $1,670 and $1,334)	5,012	0.06	4,003	0.05
Stock-based compensation (net of tax of $3,381 and $1,927)	10,141	0.13	5,781	0.07
Transformational and restructuring expenses (net of tax of $4,878 and $4,099)	14,637	0.18	12,295	0.14
Net gain on investments in divested businesses (net of tax of $5,226)	—	—	(15,680)	(0.18)
Net impact from discrete tax events	(1,412)	(0.02)	(6,439)	(0.08)
Adjusted income and diluted EPS	$144,784	$1.78	$131,665	$1.54

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the nine months ended September 30, 2026 and 2025.

Results of Operations

Three Months Ended September 30, 2026 as Compared to Three Months Ended September 30, 2025

Our net revenue was $501.4 million for the three months ended September 30, 2026, as compared to $492.9 million for the same period in 2025. The increase in net revenue of $8.5 million, or 1.7%, was primarily attributable to an increase in non-same unit activity, primarily from the impact of recent acquisitions, net of dispositions, and from same-unit revenue. Same-units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $2.7 million, or 0.6%. The increase in same-unit net revenue was comprised of an increase of $1.4 million, or 0.3%, from net reimbursement-related factors, and $1.3 million, or 0.3%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to a favorable shift in payor mix, an increase in administrative fees from our hospital partners and increased patient acuity, primarily in neonatology, partially offset by the benefit of improved collection activity in the prior year. The increase in revenue from patient service volumes was primarily related to our maternal-fetal medicine services, partially offset by a decline in newborn nursery services.

Practice salaries and benefits increased $9.2 million, or 2.8%, to $341.5 million for the three months ended September 30, 2026, as compared to $332.3 million for the same period in 2025. The increase of $9.2 million was primarily attributable to increases in clinical salaries expense, partially offset by lower benefits expense, at our existing units.

Practice supplies and other operating expenses decreased $0.6 million, or 3.2%, to $19.6 million for the three months ended September 30, 2026, as compared to $20.2 million for the same period in 2025. The decrease was primarily attributable to non-same unit activity from practice dispositions.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $62.7 million for the three months ended September 30, 2026, as compared to $60.8 million for the same period in 2025. The net increase of $1.9 million was primarily related to higher incentive-based compensation based on financial results, partially offset by a decrease in information technology-related expenses. General and administrative expenses as a percentage of net revenue were 12.5% for the three months ended September 30, 2026, as compared to 12.3% for the same period in 2025.

Depreciation and amortization expense was $6.2 million for the three months ended September 30, 2026, as compared to $5.6 million for the same period in 2025. The net increase of $0.7 million was primarily related to capital expenditures at our existing units and from capital expenditures and amortization of intangible assets from recent acquisitions.

Transformational and restructuring related expenses were $6.1 million for the three months ended September 30, 2026 as compared to $6.0 million for the same period in 2025. The expenses during 2026 and 2025 primarily related to position eliminations and revenue cycle management transition activities.

Income from operations decreased $2.8 million, or 4.2%, to $65.2 million for the three months ended September 30, 2026, as compared to $68.1 million for the same period in 2025. Our operating margin was 13.0% for the three months ended September 30, 2026, as compared to 13.8% for the same period in 2025. The decrease in our operating margin was primarily due to unfavorable impacts in our same-unit results, primarily from higher operating expenses, partially offset by favorable impacts from recent acquisitions. Excluding transformational and restructuring related expenses, our income from operations was $71.3 million and $74.1 million, and our operating margin was 14.2% and 15.0% for the three months ended September 30, 2026 and 2025, respectively. We believe excluding the impacts from transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $0.2 million for the three months ended September 30, 2026, as compared to net non-operating income of $19.7 million for the same period in 2025. The net decrease in non-operating income was primarily related to a net gain on investments in divested businesses of $20.9 million recognized in 2025, partially offset by a decrease in interest expense from modestly lower interest rates and borrowings.

Our effective income tax rate (“tax rate”) was 27.7% for the three months ended September 30, 2026, as compared to 18.3% for the three months ended September 30, 2025. The tax rate for the three months ended September 30, 2026 and 2025 includes net discrete tax expense of $0.3 million and a net discrete tax benefit of $7.0 million, respectively. After excluding discrete tax impacts during the three months ended September 30, 2026 and 2025, our tax rate was 27.2% and 26.8%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income was $47.0 million for the three months ended September 30, 2026, as compared to $71.7 million for the same period in 2025. Adjusted EBITDA was $85.5 million for the three months ended September 30, 2026, as compared to $87.3 million for the same period in 2025. The decrease in our Adjusted EBITDA was primarily due to lower same unit results due to higher expenses as compared to revenue growth partially offset by net favorable impacts from recent acquisitions.

Diluted net income per common and common equivalent share was $0.59 on weighted average shares outstanding of 79.7 million for the three months ended September 30, 2026, as compared to $0.84 on weighted average shares outstanding of 85.6 million for the same period in 2025. The decrease in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase program, partially offset by issuances of restricted stock. Adjusted EPS was $0.72 for the three months ended September 30, 2026, as compared to $0.67 for the same period in 2025.

Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025

Our net revenue was $1.47 billion for the nine months ended September 30, 2026, as compared to $1.42 billion for the same period in 2025. The increase in net revenue of $45.3 million, or 3.2%, was primarily attributable to an increase in same-unit revenue and non-same unit activity, primarily from the impact of recent acquisitions, net of dispositions. Same-units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $27.1 million, or 2.0%. The increase in same-unit net revenue was comprised of an increase of $39.3 million, or 2.9%, from net reimbursement-related factors partially offset by a decrease of $12.2 million, or 0.9%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from improved collection activity, a favorable shift in payor mix, an increase in administrative fees from our hospital partners, and increased patient acuity, primarily in neonatology. The decrease in revenue from patient service volumes was related to decreases across all our service lines.

Practice salaries and benefits increased $30.5 million, or 3.1%, to $1.02 billion for the nine months ended September 30, 2026, as compared to $992.9 million for the same period in 2025. The increase of $30.5 million was primarily attributable to increases in clinical salaries and malpractice expense at our existing units.

Practice supplies and other operating expenses decreased $3.3 million, or 5.5%, to $56.2 million for the nine months ended September 30, 2026, as compared to $59.5 million for the same period in 2025. The decrease was primarily attributable to non-same unit activity, primarily resulting from practice dispositions and lower supply and other expenses at our existing units.

General and administrative expenses primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $184.3 million for the nine months ended September 30, 2026, as compared to $175.1 million for the same period in 2025. The net increase of $9.2 million was primarily related to increases in compensation expense, primarily from executive transition related costs, and higher incentive-based compensation expense based on financial results. General and administrative expenses as a percentage of net revenue were 12.6% for the nine months ended September 30, 2026, as compared to 12.3% for the same period in 2025.

Depreciation and amortization expense was $18.1 million for the nine months ended September 30, 2026, as compared to $16.2 million for the same period in 2025. The net increase of $1.9 million was primarily related to capital expenditures at our existing units and from capital expenditures and amortization of intangible assets from recent acquisitions.

Transformational and restructuring related expenses were $19.5 million for the nine months ended September 30, 2026 as compared to $16.4 million for the same period in 2025. The expenses during 2026 primarily related to revenue cycle management transition activities and position eliminations. The expenses during 2025 primarily related to position eliminations and revenue cycle management activities.

Income from operations increased $3.8 million, or 2.4%, to $163.8 million for the nine months ended September 30, 2026, as compared to $160.0 million for the same period in 2025. Our operating margin was 11.2% for the nine months ended September 30, 2026, as compared to 11.3% for the same period in 2025. The decrease in our operating margin was primarily due to unfavorable impacts in our same-unit results, primarily from higher operating expenses, partially offset by favorable impacts from recent acquisitions. Excluding transformational and restructuring related expenses, our income from operations was $183.3 million and $176.4 million, and our operating margin was 12.5% and 12.4% for the nine months ended September 30, 2026 and 2025, respectively. We believe excluding the impacts from transformational and restructuring related activity provides a more comparable view of our operating income and operating margin.

Total non-operating expenses were $6.0 million for the nine months ended September 30, 2026, as compared to net non-operating income of $10.8 million for the same period in 2025. The net decrease in non-operating income was primarily related to a net gain on investments in divested businesses of $20.9 million recognized in 2025, partially offset by a decrease in interest expense from lower interest rates and borrowings and an increase in interest income due to higher cash balances.

Our effective income tax rate (“tax rate”) was 26.2% for the nine months ended September 30, 2026 as compared to 22.9% for the nine months ended September 30, 2025. The tax rates for the nine months ended September 30, 2026 and 2025 include a net discrete tax benefit of $1.4 million and $6.4 million, respectively. After excluding discrete tax impacts during the nine months ended September 30, 2026 and 2025, our tax rate was 27.1% and 27.0%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Net income was $116.4 million for the nine months ended September 30, 2026, as compared to $131.7 million for the same period in 2025. Adjusted EBITDA was $220.1 million for the nine months ended September 30, 2026, as compared to $209.7 million for the same period in 2025. The increase in our Adjusted EBITDA was primarily due to net favorable impacts from recent acquisitions and from our same-unit results.

Diluted net income per common and common equivalent share was $1.43 on weighted average shares outstanding of 81.3 million for the nine months ended September 30, 2026, as compared to $1.54 on weighted average shares outstanding of 85.6 million for the same period in 2025. The decrease in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase program, partially offset by issuances of restricted stock. Adjusted EPS was $1.78 for the nine months ended September 30, 2026, as compared to $1.54 for the same period in 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had $311.9 million of cash and cash equivalents as compared to $375.2 million at December 31, 2025. Additionally, we had working capital of $148.3 million at September 30, 2026, a decrease of $156.3 million from working capital of $304.6 million at December 31, 2025. The net decrease in working capital is primarily due to an increase in the current portion of debt from the reclassification of the Term A Loan (as defined below), which matures in February 2027.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating activities	$114,534	$160,135
Investing activities	(10,602)	(8,014)
Financing activities	(165,506)	(38,856)

Operating Activities

During the nine months ended September 30, 2026, our net cash provided by operating activities from continuing operations was $114.5 million, compared to $160.1 million for the same period in 2025. The net decrease in cash provided of $45.6 million was primarily due to increased cash used to fund working capital, primarily incentive compensation payments, and lower cash collections from accounts receivable.

During the nine months ended September 30, 2026, cash outflow from accounts receivable was $2.2 million, as compared to cash inflow of $29.1 million for the same period in 2025. The decrease in cash flow from accounts receivable for the nine months ended September 30, 2026 as compared to the prior year period was primarily due to growth in revenue at existing units and the impact of acquisitions, partially offset by a decrease in days sales outstanding (“DSO”).

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 42.5 days at September 30, 2026 as compared to 42.8 days at December 31, 2025 and 43.1 days at September 30, 2025. The decrease in our DSO for both periods was primarily related to improved cash collections at our existing units.

Investing Activities

During the nine months ended September 30, 2026, our net cash used in investing activities of $10.6 million consisted of capital expenditures of $12.0 million and acquisition payments of $7.0 million, partially offset by net proceeds from maturities of investments of $7.9 million.

Financing Activities

During the nine months ended September 30, 2026, our net cash used in financing activities of $165.5 million consisted primarily of stock repurchases of $147.2 million and payments on our Term A Loan of $18.8 million.

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

At September 30, 2026, we had an outstanding principal balance on the Amended Credit Agreement of $178.1 million, composed of the Term A Loan. There was no balance outstanding under the Revolving Credit Line. We had $450.0 million available on the Revolving Credit Line at September 30, 2026.

At September 30, 2026, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

At September 30, 2026, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2026.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2026 was $269.4 million, of which $33.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $22.6 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At September 30, 2026, we had an outstanding principal balance of $178.1 million on our Amended Credit Agreement under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.8 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases we made of our common stock during the three months ended September 30, 2026. The table reflects shares repurchased under the share repurchase program that was approved by our board of directors in August 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2026	—	$—	—	(a)
August 1 – August 31, 2026	2,145,352	26.49	2,145,352	(a)
September 1 – September 30, 2026	974,383	26.84	974,383	(a)
Total	3,119,735	$26.60	3,119,735	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs and to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. Our August 2025 repurchase program allows us to repurchase up to an additional $250.0 million of shares of our common stock, of which we repurchased $228.5 million as of September 30, 2026. As of September 30, 2026, the maximum approximate dollar value of shares that may yet be repurchased under the August 2025 repurchase program was $21.5 million. Our July 2013 program does not specify a maximum dollar amount or number of shares.
(b)
Average price paid per share excludes costs associated with repurchases, including the 1% excise tax on share repurchases as a result of the Inflation Reduction Act of 2022.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Pediatrix Medical Group, Inc.

Date: October 29, 2026	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2026	By: /s/ Kasandra H. Rossi
Kasandra H. Rossi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)